Form 10-K
period 1996-12-31
PRIME SERVICE INC
filed 1997-04-18
CIK 1022259

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ---------------

                                   FORM 10-K

                               ---------------

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                  For the fiscal year ended December 31, 1996

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-15557

                              PRIME SERVICE, INC.
             (Exact name of Registrant as specified in its charter)


       DELAWARE                                           76-0452435
(State of other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)
16225 PARK TEN PLACE, SUITE 200, HOUSTON, TEXAS              77084
       (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number, including area code:  (281)  578-5600

          Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                 ON WHICH REGISTERED
              -------------------                ------------------------
       Common Stock, Par Value $.01 Per Share    New York Stock Exchange, Inc.


       Securities registered pursuant of Section 12 (g) of the Act and the outstanding number of shares of each class of capital stock as of December 31, 1996:


                                                  NAME OF EACH EXCHANGE
              CLASS OF STOCK                      ON WHICH REGISTERED
              --------------                     ----------------------
                     None                                N/A

       Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

       Indicate by check mark if disclosure of delinquent filer pursuant to
Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $145,825,079.00, based on the closing price of the Company's Common Stock, par value $0.01 per share, on the New York Stock Exchange on March 27, 1997.

       As of March 31, 1997, 27,991,714 shares of Prime Service, Inc. Common Stock are outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement for the Company's Annual Meeting of Shareholders have been incorporated by reference.

================================================================================

                                     PART I

ITEM 1 BUSINESS

       GENERAL

       Prime Service, Inc. ("Prime" or the "Company") is one of the largest rental equipment companies in the United States, based upon 1995 rental equipment revenues, and currently operates 114 rental equipment yards in 14 states. The Company rents over 100 different types of equipment, such as aerial manlifts, portable air compressors, forklifts and light earth moving equipment and small equipment such as lawnmowers, plumbing equipment and hand tools, to commercial construction, industrial and residential users. The Company also sells complementary parts and merchandise and used equipment, and acts as a distributor of new equipment on behalf of nationally known equipment manufacturers. At December 31, 1996, the Company had an equipment rental fleet with a book value of $269.0 million comprised of over 45,000 pieces of equipment. Over the period from 1992 to 1996, Prime's total revenues increased from $156.7 million to $326.6 million, a compound annual growth rate of 20.2%.

       Prime seeks to be the market leader in the regions it serves while maximizing its profitability and cash flow. The Company attributes its success to its operating strategy which includes, among other things, a focus on customer service, a modern and diverse rental fleet, and a proprietary point-of-sale ("POS") system. Management believes that the consistent delivery of high quality service, including 24 hour on-call maintenance, repair and support services differentiates Prime from its competitors. Prime believes it also offers one of the most comprehensive and well-maintained fleets of equipment in the rental equipment industry. The Company employs an extensive preventive maintenance program for its rental fleet, increasing the dependability, useful life and resale value of the equipment. In addition, the Company's proprietary POS system enables each rental equipment yard manager on a real-time basis to search the Company's entire rental fleet for needed equipment, determine its location and arrange for delivery to customers using the Company's radio-dispatched fleet of trucks and trailers and independent carriers. The Company believes that its extensive, well-maintained rental fleet, coupled with its ability to redeploy equipment rapidly and efficiently among its yards, allows it to optimize fleet utilization and return on fleet investment.

       Prime has a diverse base of over 40,000 active customers, ranging from "Fortune 500" companies to small contractors and homeowners. Commercial construction and industrial customers accounted for approximately 50% and 40%, respectively, of the Company's total revenues in 1996, with subcontractors, homeowners and other customers generating the remaining 10%.

       Prime's 114 rental equipment yards cover 53 markets from coast to coast within the 14 states in which Prime operates. Although Prime operates in several regions, Prime considers its principal markets to be in the southern Unites States.

       Until March 5, 1997, the Company operated through its wholly-owned subsidiary, Primeco Inc., a Texas corporation ("Primeco"). On March 5, 1997, Primeco merged with and into the Company, with the Company as the surviving corporation.

       Primeco was purchased from W.R. Grace & Co. in 1989 by Compagnie Francaise de l'Afrigue Occidentale, a French company which, in turn, was acquired by an affiliate of Artemis S.A. ("Artemis") in 1993. In December 1994, affiliates of Investcorp S.A. and a group of international investors formed Prime Service, Inc. to acquire Primeco from Artemis (the "1994 Acquisition").

       1996 AND RECENT ACQUISITIONS

       American Hi-Lift Acquisition. On February 26, 1996, Prime completed the purchase of all of the outstanding stock of Vibroplant U.S., Inc. (doing business as American Hi-Lift) from Vibroplant plc and Vibroplant Investments. Prime paid a purchase price of $66.5 million for the shares of American Hi-Lift, which included repayment of the outstanding bank debt of American Hi-Lift. American Hi-Lift merged into Primeco after the closing.

       American Hi-Lift operated 17 rental locations in California, Texas, Florida, Louisiana, Ohio, Alabama, South Carolina and Georgia, and the acquisition resulted in a net increase to Prime of 12 rental yards.

In connection with the American Hi-Lift acquisition, certain stockholders of Prime made a capital infusion of $10 million into Prime. Prime used these funds, as well as borrowings under its credit facility, to fund the transaction.

       Alpine Acquisition. On July 29, 1996, Prime purchased substantially all of the assets of Alpine Equipment Rentals and Supply Company, Inc. ("Alpine"). Prime paid approximately $11.4 million for Alpine's assets, which included repayment of the outstanding debt of Alpine and covenants not to compete.

       Alpine operated six rental yards oriented toward industrial customers in the state of Washington, resulting in an expansion of Prime's presence in the northwest market.

       Skyreach Equipment Acquisition. On December 23, 1996, Prime purchased two of Skyreach Equipment, Inc.'s ("Skyreach") locations, one each in the states of Washington and Oregon. Prime paid approximately $7.9 million for the two Skyreach locations including covenants not to compete. The American Hi-Lift, Alpine and Skyreach acquisitions are referred to in this Form 10-K as the "1996 Acquisitions."

       Shipmates, Ltd. Acquisition. On March 17, 1997 Prime purchased substantially all of the assets of Shipmates, Ltd., d/b/a Rental Depot for approximately $13.3 million. Shipmates, Ltd. operates eight locations in the state of Virginia and services primarily customers in the construction industry.

       OPERATIONS

       Prime is headquartered in Houston, Texas. Typically, Prime's rental equipment yards occupy approximately 2.2 acres and include (i) a service center,
(ii) a customer showroom displaying selected rental equipment, new equipment offered for sale and related merchandise, (iii) an equipment service area and
(iv) storage facilities for equipment requiring protection from inclement weather. Each rental equipment yard is staffed by, on average, approximately 15 full-time employees and one part-time employee, including a manager, assistant manager, sales assistants, truck drivers, mechanics and other personnel. Currently, the Company's yard managers have been with the Company for an average of seven years. Most of the rental equipment yards offer a full range of equipment for rental and sale, with the actual mix designed to meet the anticipated needs of the customers in each location. Prime seeks to expand its network of rental equipment yards selectively through a combination of acquisitions of suitable existing rental equipment yards in new and existing markets and, to a lesser extent, openings of new rental equipment yards in its existing markets. Prime increased its yard count from 74 at December 31, 1994 to 103 as of December 31, 1996, for a net increase of 29 rental facilities. As of March 31, 1997 the Company has added 11 new yards resulting from the Shipmates, Ltd. acquisition and 3 new startup facilities. The Company operates all of its yards, including acquired yards, under the name PRIME EQUIPMENT(R).

       CUSTOMERS

       Prime has developed a diverse base of over 40,000 customers who have done business with Prime in the last 12 months, ranging from "Fortune 500" companies operating nationwide to subcontractors and homeowners. During 1996, no single customer accounted for more than 3.0% of total revenues, and the ten largest customers accounted for less than 10.0% of total revenues. Generally, Prime's customer base includes three broad categories: (i) commercial construction companies, (ii) industrial companies and (iii) subcontractors, homeowners and others. Commercial construction and industrial customers accounted for approximately 50% and 40%, respectively, of Prime's total revenues in 1996, with subcontractors, homeowners and other customers generating the remaining 10%.

       Commercial Construction. Prime's commercial construction customers include national and regional contractors and subcontractors involved in commercial construction projects, such as office and apartment buildings, roads, bridges and highways, and plants and other manufacturing facilities. Prime's equipment is used in each phase of a commercial construction project, and includes backhoes used for digging, compaction equipment used for compacting earth, trowels used for laying concrete, and welding machines, booms and lifts used in the construction of buildings. Although the commercial construction market is cyclical on a regional basis, management believes that Prime's geographic diversity makes it less sensitive to downturns in any one region.

       Industrial. Management believes Prime is one of the largest suppliers of rental equipment to industrial companies in the southern United States, based upon equipment rental revenues. Prime's industrial customers, many of which operate 24 hours per day and seven days per week, use equipment rented from Prime to perform work required to construct, maintain and repair major industrial and manufacturing facilities. Prime's industrial customers represent a broad range of industries including pulp and paper, chemical, petrochemical, steel, aluminum and textiles. In addition, Prime serves several public utilities. Aerial equipment such as boom lifts and platforms is used by industrial customers to conduct safety inspections and routine maintenance, while equipment such as air tools and air compressors is used in combustible environments where the risk of explosion prevents the use of electrical tools and equipment. Prime has benefited from the growing trend of large industrial corporations towards outsourcing many non-core components of their businesses and heightened safety and environmental standards that require compliance and ongoing maintenance by industrial customers.

       Subcontractors, Homeowners and Others. Primarily through 11 yards in Texas, Prime rents landscaping, plumbing, remodeling and home improvement tools to local subcontractors, homeowners and other customers. Equipment rentals to subcontractors and homeowners generally are for shorter periods (often one to two days), but require greater maintenance and management time than commercial and industrial rentals. Revenues from Prime's homeowners accounted for approximately 4% of Prime's total revenues in 1996, and management does not anticipate any material expansion in this business segment.

       PRODUCTS AND SERVICES

       Equipment rental, including the Integrated Rental Management(TM) program and shutdown and turnaround services, represents Prime's principal line of business. In 1996, rental revenue together with rental-related revenue (such as damage waiver income, delivery charges, labor charges and warranty income), accounted for 63.7% of Prime's total revenues. Prime also acts as a distributor of new equipment on behalf of nationally known equipment manufacturers. Revenues from the sale of new equipment accounted for approximately 13.8% of Prime's total revenues in 1996. The balance of Prime's 1996 revenues were derived from the sale of parts and related merchandise such as diamond saw blades, coolers, gloves and safety equipment (11.6%) and the sale of used rental equipment (10.9%).

       Rental Equipment. Prime believes it offers one of the most comprehensive and well-maintained fleets of equipment in the rental equipment industry. Prime believes that its new-equipment distribution relationships, together with the volume of its equipment purchases, help it to achieve favorable pricing and terms on its rental fleet equipment purchases. Prime's rental fleet consists of approximately 45,000 pieces of equipment. Five categories of equipment represented approximately 80.8% (based on average original cost) of Prime's total rental equipment fleet as of December 31, 1996: (i) platforms and booms (35.4%), (ii) forklifts (12.2%), (iii) air compressors and dryers (10.8%), (iv) loaders and backhoes (10.0%) and (v) scissors and vertical platforms (12.4%). The mix of equipment at each of Prime's rental equipment yards is tailored to meet the demands of the local customer base.

       Prime seeks to maintain a modern, efficient rental fleet through regular sales of used rental equipment and ongoing capital investment in new rental equipment. In addition, Prime believes it has one of the most advanced preventive maintenance programs in the rental equipment industry. This program extends the useful life of Prime's rental equipment and produces higher resale prices. Management attempts to balance the objective of obtaining acceptable prices from equipment sales against the revenues obtainable from used equipment rentals. As of December 31, 1996, the weighted average age of the various categories of Prime's rental equipment was 35 months. Over the last five years, Prime received an average of 59.0% of the original cost of equipment upon resale, largely due to the ongoing preventative maintenance of the equipment and its significant remaining useful life at the time of resale. The weighted average age of equipment sold was 66 months for 1995, and 68 months for 1996.

       Prime believes that many customers choose to rent equipment rather than to purchase or lease it in order to minimize capital requirements and maintenance costs and to maximize the flexibility of equipment utilization and availability. Accordingly, Prime offers flexible rental terms and conditions to its customers. Customers may rent equipment by the day, week or month, with the daily rental rate declining as the duration of the rental term increases. During 1995 and 1996, the average rental was for a period of 13 days. Generally, Prime's industrial customers tend to rent for longer periods of time than commercial construction customers, subcontractors or homeowners. Prime provides 24 hour maintenance, repair and support services to customers, including maintenance and support services at the customer's job site.

       Integrated Rental Management(TM) Program. Prime believes that the Integrated Rental Management(TM) program offers an attractive opportunity for growth by capitalizing on Prime's customized POS system and strong national account relationships. Prime has entered into agreements with certain "Fortune 500" industrial companies to act as the exclusive supplier and manager of industrial rental equipment used by each such customer, its contractors and subcontractors in connection with repair, maintenance and construction at certain of such customers' plants. Prime believes that customers benefit from this arrangement in a number of ways, including cost savings, reduced capital investment in equipment and related maintenance costs, and increased ability to focus on their core operations through outsourcing equipment needs. Prime benefits through increased revenues, as well as the reduced operating costs, as a result of the sole-source arrangement with the customer. The existing Integrated Rental Management(TM) contracts generally require up to several months notice for termination. If Prime's existing Integrated Rental Management(TM) contracts were to be terminated by the customers, Prime would redeploy the rental equipment dedicated to servicing those contracts among its existing rental equipment yards and, if necessary, proportionately reduce its purchases of new rental equipment. Management believes that the Integrated Rental Management(TM) program affords significant growth opportunities due to the trend by industrial companies toward outsourcing non-core components of their businesses.

       Shutdown and Turnaround Services. Prime's "Turnaround Central" operation, located in Houston, Texas, is dedicated to providing industrial customers with the equipment, tools and supplies needed to perform scheduled periodic maintenance and repairs ("turnarounds") as well as required repairs resulting from accidents or emergencies that curtail operations ("shutdowns"). In addition, Prime assists the customer in managing and monitoring the location and utilization of the equipment and tools by utilizing a bar-code scanning system that enables Prime's personnel to track the equipment and identify the employees of the customer using such equipment. The lost production experienced as a consequence of turnarounds and shutdowns make these procedures costly to manufacturers who therefore place a premium on efficiency and speed in accomplishing the required maintenance or repairs. Turnaround Central is generally able to deliver its comprehensive package to a customer anywhere in the United States in less than 24 hours.

       Sales of New Equipment. Prime is a distributor for over 30 major equipment manufacturers, including JLG Industries, Inc., Simon Aerials, Inc., Snorkel-Economy and Genie Industries (booms and high-reach equipment), Lull Industries, Inc. and Gehl Construction (rough terrain forklifts and skid-steer loaders), Sullair Corporation (air compressors), Chicago Pneumatic Tool Company (air tools), Target Products, Inc. (concrete saws) and Wacker Corporation (earth compaction equipment). Prime is the leading distributor of various lines of equipment for several of these manufacturers. Prime believes that its distribution relationships, together with the volume of its purchases, help it to achieve favorable prices and terms on equipment purchased for its rental fleet. Sales of new equipment offer flexibility to the customer and also provide Prime with improved relationships and visibility with its customers.

       Sales of Used Equipment. Prime maintains a regular program of selling used equipment in order to adjust the size and composition of its rental fleet to changing market conditions and to maintain the quality of its available rental fleet. Prime is generally able to achieve favorable sales prices for its used equipment due to its strong preventive maintenance program and its practice of selling used equipment before it becomes obsolete or irreparable. Management is also able to adjust and balance the rate of used equipment sales and new equipment purchases to deal with changing economic conditions and thereby minimize the short-term adverse effects of declines in economic activity. In general, Prime seeks to sell approximately 12-15% of its used equipment rental fleet each year based on original cost. The weighted average age of equipment sold in 1996 was 68 months.

       Related Parts and Merchandise Sales. Prime also sells parts, supplies and merchandise, including diamond and regular saw blades, drill bits, shovels, goggles, hard hats and other safety gear and coolers, as a complement to its equipment rental and sale business.

       Other Services. Prime offers maintenance service to its customers that own equipment and generates revenues from damage waiver charges, delivery charges (particularly for larger pieces of equipment) and warranty income. These services comprised 6% of Prime's total revenues for 1996.

       PURCHASING AND SUPPLIERS

       Prime's size, purchasing volume and new equipment distribution relationships enable it to purchase equipment directly from manufacturers at prices and on terms that Prime believes to be more favorable than are available to its smaller competitors. All of Prime's purchasing is coordinated through its central purchasing department. All suppliers of Prime must meet specified standards of quality and experience. Prime participates in dealer quality councils and training programs with certain of its suppliers. The favorable pricing, service, training and information that Prime receives from its suppliers represent a competitive advantage that Prime believes is significant. Prime's Product Evaluation Committee meets quarterly to analyze the effectiveness, quality and profitability of Prime's equipment and to address equipment procurement issues. The Product Evaluation Committee is comprised of corporate management and yard employees whose experience with specific equipment brands and models, supplemented by performance data captured by Prime's POS system, provides the basis for equipment procurement decisions. Prime believes that it could replace any of its existing suppliers if it were to lose its ability to purchase equipment from such suppliers.

       MAINTENANCE PROGRAM

       Prime's preventive maintenance program establishes a schedule of preventive maintenance customized to each category of equipment. To administer this program, Prime employs a full-time staff of 528 trained mechanics, who perform equipment maintenance at Prime's yards and at customers' job sites. In contrast, Prime believes that many of its competitors do not practice preventive maintenance to the same extent as Prime and tend to focus a greater portion of their maintenance efforts on repairing damaged or inoperable equipment. As a result of this program, Prime believes that it is able to obtain more dependable performance from its rental equipment fleet, extend the useful life of its rental equipment fleet and obtain more favorable prices when used rental equipment is sold.

       POS SYSTEM

       Prime's advanced proprietary POS system, which has been in place in all of Prime's rental equipment yards since October 1992, is used by Prime for the day-to-day management of approximately 45,000 pieces of rental equipment. This computer system links all of Prime's rental equipment yards, headquarters and other facilities, permitting universal access to real-time data concerning the location, rental status and maintenance history of each piece of equipment in the rental fleet. In addition, the POS system provides information concerning customer sales and credit histories, generates rental contracts and processes more than 70,000 invoices per month. In connection with its acquisitions, Prime has generally been successful in having the POS System up and running at the newly acquired rental yards on the closing date of such acquisitions. The POS system is linked to Prime's management information system, which provides management with access to up-to-date financial information concerning Prime's performance. Prime's systems professionals also developed the customized, proprietary software used in Prime's Integrated Rental Management(TM) program, as well as software programs for specific customer needs. Prime's data center, located at its headquarters in Houston, Texas, employs an IBM mainframe computer system for its flexibility and capacity to accommodate Prime's systems needs for the near future. In the event Prime's POS system becomes disabled, Prime has retained disaster recovery back-up services which will provide computer systems at several off-site locations.

       SALES, MARKETING AND ADVERTISING

       Prime markets its services in five principal ways, the most important of which is marketing through its sales force. Prime also has developed a national accounts program, a telemarketing program, certain promotional activities and an internet web page to supplement and support the efforts of Prime's sales force.

       Sales Force. Prime markets its products and value-added services primarily through its 215 member sales force, consisting of the Vice President of Sales and Marketing, three Directors of Sales, and 14 sales managers who oversee 197 sales representatives. Prime's sales force is knowledgeable about all of Prime's services and products, including the rental of equipment, sales of new and used equipment, sales of parts and merchandise, and Prime's value-added rental services, including Integrated Rental Management(TM) and Turnaround Central. Operating directly from the local rental equipment yards, sales managers and representatives call regularly on contractors' job sites and industrial facilities in their sales territories, often assisting customers in planning for their equipment requirements. Prime also provides its sales force with extensive training, including frequent in-house training by supplier representatives regarding the operating features and maintenance requirements of new equipment. Members of Prime's sales force earn commissions on all equipment rentals and sales that they generate.

       National Accounts. Prime's national accounts department is dedicated exclusively to marketing to large customers with a nationwide presence in order to develop regional or multi-regional relationships. The national accounts department supplements the efforts of the sales force whose members deal directly with management of the local production facilities of national firms. National account marketers call on the corporate headquarters of Prime's industrial and commercial construction customers in order to expand existing business relationships to include additional production facilities or construction sites. Multi-facility arrangements are covered by "blanket" contracts with the national accounts department. The terms of these blanket contracts typically designate Prime as the preferred supplier of rental equipment at designated customer facilities. Since the national accounts program was initiated in 1991, the number of national account customers has increased from 42 to 98 (excludes Integrated Rental Management(TM) customers and represents approximately 350 operating facilities to which Prime rents and sells equipment under blanket contracts). In 1996, national account customers represented approximately 8.6% of Prime's total revenues, and Prime's top ten national accounts represented over 3.7% of Prime's total revenues.

       Telemarketing. Prime's telemarketing department, which was established in 1991, employs four full-time telemarketers who are based at Prime's headquarters in Houston and make approximately 2,200 targeted telephone calls per month, or 100 telephone calls per day per telemarketer. The telemarketers are aided by in-house, custom-designed software, which contains an extensive database providing access to over 250,000 active or potential customers. This database enables the telemarketers to understand each prospect's activities and their potential equipment needs before placing a call. The primary objectives of the telemarketers are: (i) to generate leads and open new accounts for sales personnel in the field by calling on companies in a targeted geographical area;
(ii) to call on inactive accounts to review whether they have current or near-term equipment needs; and (iii) to perform market research.

       Promotional Activities. Prime actively promotes its services by direct mail and advertising in the yellow pages of telephone directories in the markets it serves. Prime also hosts open houses, customer appreciation events and other special promotional events. Prime provides a toll-free telephone number that automatically connects the caller to Prime's rental equipment yard closest to that caller. Furthermore, Prime also prints its marketing materials in Spanish to address the Hispanic customer base in many of its markets in the southwestern United States and California.

       Internet Web Page. In addition to its principal marketing methods, in October 1996 the Company launched an internet web page that is used as a marketing tool to describe the Company's locations, product lines, used rental equipment available for sale, and job openings. The web page also contains links to the Company's filings with the Securities and Exchange Commission and contains recent press releases from the Company. The Company's web site is located at http://prime-equip.com.

       COMPETITION

       The rental equipment industry is fragmented and highly competitive. Each market in which Prime operates is served by numerous competitors, ranging from large multi-regional or regional companies, such as Hertz Equipment Rental (currently the largest rental equipment company), to small, independent businesses with a limited number of locations. Prime believes that participants in the rental equipment market compete on the basis of service, breadth of product line, quality and price. In general, Prime believes that regional and multi-regional operators, especially larger operators such as Prime, enjoy substantial competitive advantages over small, independent rental businesses which cannot afford to maintain the broad and extensive rental equipment fleet and high level of maintenance and service that Prime offers. In its markets, Prime believes that its POS system, its commitment to customer service and fleet maintenance and its centralized management systems enable it to compete successfully with other large regional and multi-regional operators.

       EMPLOYEES

       At December 31, 1996, Prime had a total of 1,958 employees, of which 731 were salaried and 1,227 were hourly personnel. Of these, 164 were involved in administration, 222 in sales and marketing, and 1,572 in operations and rental equipment yard management. Prime is committed to, and has realized significant benefits from, its formal employee training programs including the Quality Improvement Program and management and salesforce training programs. Prime believes that this investment in its employees, in conjunction with services such as safety awareness programs for both customers and employees and drug and alcohol-free workplace policies, is a competitive advantage that positions Prime to be responsive to customer needs. None of Prime's work force is unionized and management believes that its relationship with employees is good.

       TRADE NAMES

       Prime is the owner of the trademark PRIME EQUIPMENT(R) registered with the U.S. Patent and Trademark Office for use in connection with the rental of light to medium construction equipment. Although management believes that the PRIME EQUIPMENT(R) name is recognized among customers in the industry, it does not believe that Prime's operations are dependent to any significant extent on any single trade name. Prime has granted its lenders under its credit facility a lien on its intellectual property, including the PRIME EQUIPMENT(R) trademark.

       ENVIRONMENTAL REGULATION

       Prime is subject to various evolving Federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. These laws and regulations provide for substantial fees and sanctions for violations, and, in many cases, could require Prime to remediate a site to meet applicable legal requirements.

       In 1996, Prime spent approximately $1.9 million on environmental matters, including costs related to remediation, compliance and capital requirements. At December 31, 1996, Prime had a reserve for environmental remediation of $6.7 million and a related receivable from state trust fund programs and a seller of certain yards of $1.9 million. The actual cost of remediating environmental conditions may be different than that accrued by Prime due to the difficulty in estimating such costs and due to potential changes in the status of legislation and state reimbursement programs. The Company does not maintain an insurance policy for environmental matters. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 2 PROPERTIES

        At December 31, 1996 Prime owned 47 of its rental locations and leased 49 rental locations as well as its approximately 23,000 square foot headquarters space in Houston, Texas, with the majority of its leases having multiple five- or ten- year renewal options. These figures do not include the 7 Integrated Rental Management(TM) service centers that are located on-site at customer-owned locations. As part of its 103 yards at December 31, 1996, Prime also operates a used rental equipment yard in each of Texas, Georgia, North Carolina and Florida, equipment service centers at various sites, a national warranty center, and the Turnaround Central facility. Prime's additional 11 rental locations in 1997 consist of 10 leased locations and one Integrated Rental Management(TM) location. Prime has granted mortgages on 40 of its owned real property sites to the lenders under its credit facility to secure Prime's obligations thereunder. The total investment in owned facilities is approximately $25.2 million at December 31, 1996, while the average base rent on leased facilities is approximately $66,000 annually. Management believes that none of Prime's leased facilities, individually, is material to the operations of Prime. In addition, Prime maintains a fleet of 38 cars, 810 trucks and 187 trailers, of which 8 cars, 135 trucks and 117 trailers are owned by Prime as of December 31, 1996.

ITEM 3 LEGAL PROCEEDINGS

        From time to time, the Company has been and is involved in various legal proceedings, all of which management believes are routine in nature and incidental to the conduct of its business. The ultimate legal and financial liability of the Company with respect to such proceedings cannot be estimated with certainty, but the Company believes, based on its examination of such matters, that none of such proceedings would have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5   MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

       Prime's common stock has traded on the New York Stock Exchange under the symbol "PRS" since November 1, 1996. There was no public market for Prime's common stock prior to November 1, 1996.

       As of March 27, 1997, there were 27,991,714 outstanding shares of the common stock of Prime held by approximately 74 shareholders of record and approximately 925 beneficial owners. The shares were initially offered to the public on November 1, 1996 at a price of $23.50 per share. The following table sets forth the high and low bid price per share of the common stock on the New York Stock Exchange for the period presented.

       1996                                              High          Low
       ----                                              ----          ---
       Fourth Quarter (from November 1, 1996)            30 3/8        23 1/2

       Prime has not paid a dividend on its common stock since inception and the Board of Directors does not contemplate the payment of cash dividends in the foreseeable future. Prime's current lending agreement and its indenture for its 12.75% Senior Subordinated Notes Due 2005 restrict the payment of dividends. It is the present policy of the Board of Directors to retain earnings for support of its working capital, repayment of indebtedness, capital expenditures and other general corporate purposes.

       The Company has not issued or sold securities during the year December 31, 1996 pursuant to offerings that were not registered under the Securities Act of 1933, as Amended (the "Securities Act"), except as follows, (share numbers and exercise prices set forth herein reflect the 18.15 to 1 stock split effective on October 9, 1996 and the conversion of all Class A, Class C and Class D Common Stock to Common Stock on a share per share basis at the closing of the Company's initial public offering):

(a) In February 1996, the Company sold to Arlington Limited 610,366 shares of Common Stock for an aggregate of $2,354,030.

(b) In February 1996, the Company sold to Freeport Limited 610,366 shares of Common Stock for an aggregate of $2,354,030.

(c) In February 1996, the Company sold to LaPorte Limited 610,366 shares of Common Stock for an aggregate of $2,354,030.

(d) In February 1996, the Company sold to Plano Limited 610,366 shares of Common Stock for an aggregate of $2,354,030.

(e) In February 1996, the Company sold to Equipment Rental Limited 151,407 shares of Common Stock for an aggregate of $583,940.

(f) On various dates from May 30, 1995 through April 30, 1996, pursuant to the Company's incentive plans, the Company awarded options to key employees of Prime, exercisable in whole or in part at $3.86 per share, to purchase an aggregate of 261,051 shares of Common Stock. Of those options, 257,767 are still outstanding. In connection with the Company's initial public offering, the Company issued options to its employees under the Company's incentive plans for 346,665 shares of Common Stock, exercisable at $23.50 per share, the initial public offering price. The options vest over five years, and are exercisable until 30 days after the tenth anniversary of the grant date, unless terminated earlier pursuant to such option's terms. Early termination events include resignation and death. The Company has filed a Form S-8 with respect to the Common Stock issuable upon exercise of such options.

       The transactions set forth above were undertaken in reliance upon the exemptions from the registration requirements of the Securities Act afforded by
(i) Section 4(2) thereof and/or Regulation D promulgated thereunder, as sales not involving a public offering, and/or (ii) Rule 701 promulgated thereunder, as sales by an issuer to employees, directors, officers, consultants or advisors pursuant to written compensatory benefit plans or written contracts relating to the compensation of such persons. The purchasers of the securities described above acquired them for their own account and not with a view to any distribution thereof to the public. The certificates evidencing the securities bear legends stating that the shares may not be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act of an exemption from such registration requirements.

ITEM 6 SELECTED HISTORICAL FINANCIAL AND OTHER DATA

       The following table sets forth selected historical financial and other data of the company as of and for the five years ended December 31, 1996.


                 SELECTED HISTORICAL FINANCIAL AND OTHER DATA

                                                        PREDECESSOR YEAR ENDED              SUCCESSOR YEAR ENDED
                                                              DECEMBER 31,                       DECEMBER 31,
                                                        -----------------------      ------------------------------------
                                                          1992          1993           1994(1)      1995          1996
                                                        ---------     ---------      ---------    ---------     ---------
OPERATING DATA:
Total revenues ......................................   $ 156,724     $ 174,249      $ 211,924    $ 242,787     $ 326,588
Gross profit (2) ....................................      49,631        62,393         75,790       68,837       108,505
Operating income (3).................................      10,337        21,651         34,459       20,789        50,964
Interest expense, net ...............................      14,299        12,753         13,852       30,546        35,997
Income (loss) before extraordinary item .............      (3,797)        4,548         12,084       (7,389)        6,944
Income (loss) .......................................      (3,797)        4,548         12,084       (8,657)        2,027
Income (loss) per share before extraordinary item ...                                                 (0.41)         0.32

BALANCE SHEET DATA (END OF PERIOD):
Net book value of rental equipment ..................   $  87,358     $  99,093      $ 153,818    $ 181,798     $ 268,992
Total assets ........................................     278,314       280,072        369,403      391,979       528,583
Total debt ..........................................     146,000       133,000        235,000      265,000       214,700
Stockholders' equity ................................     105,727       110,275         69,633       60,976       230,028

OTHER DATA:
Gross equipment capital expenditures ................   $  31,061     $  38,088      $  52,814    $  89,372     $  94,755
Net equipment capital expenditures(4) ...............      18,943        30,089         39,871       66,520        66,361
Gross rental revenue (5) ............................      93,516       102,802        120,388      141,138       190,891
Average original price of rental equipment ..........     169,954       174,210        191,241      228,406       343,259
Gross rental revenue/average equipment ("ROI")(6) ...        55.0%         59.0%          63.0%        61.8%         55.6%
Non-rental rate .....................................         5.9%          4.1%           3.4%         3.6%          3.8%
Number of rental equipment yards (end of period) ....          64            70             74           81           103

Notes to Selected Historical Financial and Other Data

(1) As a result of the 1994 Acquisition, The Company's assets and liabilities were adjusted to their estimated fair values as of December 2, 1994. In addition, the Company entered into new financing arrangements and had a change in its capital structure. Rental equipment acquired subsequent to January 1, 1995 is being depreciated over a longer useful life. See Note 2 to the Consolidated Financial Statements. Accordingly, the combined results of the 1994 period and subsequent periods are not comparable to prior periods. The period from December 2, 1994 to December 31, 1994 reflects increased cost of sales due to higher depreciation expense for rental equipment and cost of rental equipment sales; increased interest expense; and lower other depreciation and amortization. The combined period for 1994 represents the mathematical addition of the historical amounts for the Predecessor period (January 1, 1994 to December 1, 1994) and the Successor period (December 2, 1994 to December 31, 1994). Such results may not be indicative of results that would have been obtained had the 1994 Acquisition occurred on January 1, 1994. For information regarding the periods separately, see the Consolidated Financial Statements included elsewhere in this Form 10-K.

(2) Reflects costs of $22.6 million and $12.5 million for the years ended December 31, 1995 and 1996, respectively, related to the step-up in carrying value of the rental fleet that existed at the date of the 1994 Acquisition.

(3) Operating income is the Gross Profit less the Selling, General, Administrative and Other Expenses and the Depreciation and Amortization expense.

(4) Net equipment capital expenditures represent gross rental equipment capital expenditures reduced by the net book value of rental equipment sold.

(5) Gross rental revenue equals rental revenue less income from equipment that the Company rents from third parties and subsequently re-rents to its customers plus reclassified rental income due to sales of used rental equipment through rent-to-own and rental purchase option programs.

(6) The Company uses ROI, which is a Company measurement of equipment utilization not defined by generally accepted accounting principles, to assist in determining the need for new rental equipment and to assign rental equipment to different yards to maximize its utilization.
       Average original price of rental equipment represents the average of the monthly original price of rental equipment. Original price represents the undepreciated original invoice price paid by the Company or its acquirees, as the case may be, for rental equipment.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       The following discussion should be read in conjunction with the "Selected Historical Financial and Other Data" in Item 6 hereof, and the Financial Statements of the Company and the notes thereto included in Item 8 hereof.

       The Company derives revenue from four sources: (i) rental of equipment,
(ii) sales of new equipment and used rental equipment, (iii) sales of parts and merchandise and (iv) service and other income. Financial information presented herein for periods after December 1, 1994 is consolidated financial information of the Company, and for periods prior to December 2, 1994 is financial information of Primeco.

       The Company's primary source of revenue is the rental of equipment to commercial construction, industrial and residential users. Growth in rental revenue is dependent on several factors, including the demand for rental equipment, the amount of equipment available for rent, rental rates and general economic conditions. The level of new and used equipment sales is primarily a function of the supply of and demand for such equipment, price and general economic conditions. The Company's revenues derived from the sale of used equipment are also affected by its need to maintain the appropriate age, quality and mix of its rental equipment. Prime sells parts and merchandise which generally complement the equipment rented and sold at its rental equipment yards. Revenues from the sale of parts and merchandise are usually correlated with rental revenue and the sale of new and used equipment. Service and other income consists primarily of damage waiver, delivery charges and warranty income and is correlated with the level of rental revenue.

       A measure used by the Company to determine the appropriate mix and to manage the utilization of its rental equipment is ROI. The Company uses ROI, which is a Company measurement not defined by generally accepted accounting principles, to assist in determining the need for new rental equipment and to assign rental equipment to different yards to maximize its utilization. ROI is defined as gross rental revenue as a percentage of the average monthly original price paid for rental equipment. Original price represents the undepreciated original invoice price paid by the Company or its acquirees, as the case may be, for rental equipment. See Note 5 to "Selected Historical Financial and Other Data" in Item 6 of this Form 10-K. Prime's ROI was 63.0% and 61.8% in 1994 and 1995, respectively. During 1996, Prime's ROI declined to 55.6%. The decline is primarily attributable to the integration of American Hi-Lift's rental fleet, which involved taking substantial amounts of American Hi-Lift's rental fleet temporarily out of service to be refurbished and upgraded to Prime's quality standards. The integration of American Hi-Lift's rental fleet into Prime's also resulted in adding more aerial work platforms, such as booms, and lifts, in Prime's equipment mix. Aerial work platforms are generally more expensive equipment, which tends to reduce the ROI. Such equipment, however, also has a longer useful life which tends to offset the decrease in the ROI, due to receipt of revenue over the longer useful life of the equipment. Prime's ROI for 1996, calculated excluding gross rental revenue and original equipment cost attributable to former American Hi-Lift equipment, would have been 59.1%.

       Prior to the 1994 Acquisition, the Company's capital expenditure program was limited by the Company's prior owners. From 1991 to 1994, the Company did not make any material acquisitions and purchased an aggregate of $33.7 million of equipment (exclusive of amounts required to replace used equipment sold in the ordinary course of business and inclusive of rental equipment purchases for new startup yards). Despite revenues increasing during this period from $146.2 million in 1991 to $211.9 million in 1994, management believes that its capital expenditures program and resulting rental equipment fleet were not adequate to meet the market demand. Since the 1994 Acquisition, the Company has significantly increased its rental fleet by purchasing approximately $56.3 million of equipment through December 31, 1995, and $41.7 million during the year ended December 31, 1996 (in each case exclusive of amounts required to replace used equipment sold in the ordinary course of business and recent acquisitions, but inclusive of rental equipment purchases for new startup yards).

       As a result of the 1994 Acquisition, Prime's assets and liabilities were adjusted to their estimated fair values as of December 2, 1994. The step-up in the carrying value of the rental fleet to estimated fair value increased depreciation expense and the cost of used rental equipment sold. In addition, in order to better reflect the useful life of the rental equipment and its estimated salvage value upon disposal, the Company changed its depreciation method for rental equipment acquired after January 1, 1995. See Note 2 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

       The 1994 amounts discussed below represent the mathematical addition of the historical amounts for the Predecessor period (January 1, 1994 to December 1, 1994) and the Successor period (December 2, 1994 to December 31, 1994) for purposes of the discussion below only and are not indicative of results that would actually have been obtained if the 1994 Acquisition occurred on January 1, 1994.

RESULTS OF OPERATIONS

       The following table sets forth the major components of Prime's statement of operations expressed as a percentage of total revenues:

                                                  YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------
                                       1992      1993        1994(4)   1995      1996
                                       ------    ------      ------    ------    ------
STATEMENT OF OPERATIONS:
Total revenues                          100.0%    100.0%      100.0%    100.0%    100.0%
Cost of sales (1)                        68.3      64.2        64.2      71.6      66.8
Gross profit (2)                         31.7      35.8        35.8      28.4      33.2
Selling, general, administrative and
     other expenses                      17.1      16.2        14.6      15.2      15.6
Depreciation and amortization (3)         7.9       7.2         4.9       4.6       2.1
Operating income                          6.6      12.4        16.3       8.6      15.6

----------

(1)    Includes rental equipment depreciation.
(2) See the "Gross Profit" discussions below for a discussion of the effect of the step-up to fair value on gross profit.
(3)    Excludes rental equipment depreciation.
(4) Combines the Predecessor period ended December 1, 1994 and the Successor period ended December 31, 1994.

1996 COMPARED TO 1995

       On February 26, 1996, Prime acquired American Hi-Lift, a company specializing in renting and selling aerial lift equipment. The purchase price of American Hi-Lift was $66.5 million. On July 29, 1996 Prime acquired Alpine for approximately $11.4 million in cash including covenants not to compete. On December 23, 1996 Prime acquired certain assets of Skyreach Equipment for approximately $7.9 million in cash including covenants not to compete. These acquisitions were accounted for under the purchase method of accounting; therefore, the results of operations of Prime include American Hi- Lift beginning February 26, 1996, Alpine beginning July 29, 1996 and Skyreach beginning December 23, 1996. American Hi-Lift had gross revenues of $50.4 million for the year ended March 31, 1995, and Alpine had gross revenues of $10.7 million for the year ended December 31, 1995.

       Total Revenues. Total revenues for 1996 increased 34.5% to $326.6 million when compared to total revenues of $242.8 million for the prior year. The increase was primarily the result of increased rental revenues and also reflects increases in all of Prime's revenue components, as well as the 1996 Acquisitions.

       Rental Revenues. Rental revenues for 1996 increased 36.2% to $189.3 million, when compared with the corresponding prior period rental revenues of $139.0 million. This increase was primarily a result of a larger rental equipment fleet base, strong equipment utilization and the addition of yards associated with the 1996 Acquisitions.

       New Equipment Sales. Sales of new equipment for 1996 increased 30.6% to $45.2 million when compared with the corresponding prior period sales of $34.6 million. The increase is due to strong general economic conditions, increased demand for equipment as well as sales associated with the yards purchased in the 1996 Acquisitions.

       Used Rental Equipment Sales. Rental equipment sales for 1996 increased 53.3% to $35.5 million, when compared with the corresponding prior period sales of $23.1 million resulting, primarily, from continued strong demand for used rental equipment and Prime's efforts to dispose of older equipment purchased with the American Hi-Lift acquisition.

       Parts and Merchandise Sales. Parts and merchandise sales for 1996 increased 17.3% to $37.8 million, when compared with the corresponding prior period sales of $32.2 million. This increase correlates to the higher rental revenue and sales of equipment since parts and merchandise generally complement the equipment Prime rents and sells.

       Service and Other Income. Service and other income for 1996 increased 36.5% to $18.9 million, when compared with the corresponding prior period service and other income of $13.8 million. This increase relates to the increase in rental revenue.

       Gross Profit. Gross profit for 1996 increased 57.6% to $108.5 million, when compared with the corresponding prior period gross profit of $68.8 million. Gross profit as a percentage of total revenues was 33.2% for 1996 and 28.4% for 1995. The increase is the result of increased revenues as previously discussed with the most significant component being the $50.3 million increase in rental revenue. The effect of the increase to fair value of the rental equipment as a result of the 1994 Acquisition decreased gross profit for 1996 by $12.5 million, as compared to a $22.6 million decrease in 1995. Gross profit was also impacted by direct operating expenses, which increased by 42.0% to $86.0 million, when compared to the prior period expense level of $60.6 million. This increase primarily reflects increased expenses associated with the repair and maintenance costs associated with refurbishing and upgrading the former American Hi-Lift and Alpine equipment to Prime's standards.

       Selling, General, Administrative and Other Expenses. Selling, general, administrative and other expenses for 1996 increased 37.9% to $50.8 million, when compared to the prior expenses of $36.8 million. This increase reflects higher sales commissions due to increased rental and sales revenue and continuing expenses associated with the inclusion of American Hi-Lift and Alpine into Prime's operations. As a percentage of total revenues, selling, general, administrative and other expenses for 1996 was 15.6%, as compared to 15.2% in 1995.

       Interest Expense. Interest expense net of interest income for 1996 increased 17.8% to $36.0 million, when compared with the corresponding prior period interest expense of $30.5 million. This increase reflects higher borrowings outstanding. Prime's average outstanding indebtedness for 1996, totaled $318.1 million, compared to $256.0 million for 1995. This increase is due primarily to the 1996 Acquisitions, and borrowings to fund capital expenditures.

       Income Tax Expense (Benefit). Income tax expense for 1996 increased to $8.0 million from an income tax benefit of $2.4 million for 1995. This increase is due primarily to the increase in pre-tax income.

       Income (Loss) Before Extraordinary Item. Income for 1996 increased to $6.9 million from a loss of $7.4 million in 1995. This increase reflects the factors discussed above.

1995 COMPARED TO 1994

       Total Revenues. Total revenues for the Company in 1995 increased 14.6% to $242.8 million from $211.9 million. This increase reflects an increase in all of Primeco's revenue components with rental revenues producing the largest dollar increase.

       Rental Revenues. Rental revenues in 1995 increased 17.2% to $139.0 million from $118.6 million in 1994. This increase was a result of an overall improvement in economic conditions, an increase in the average amount of equipment available for rental and an increase in rental rates in May 1995. The average amount of equipment available for rental in 1995 increased as evidenced by an increase in the monthly average original cost of rental equipment of 19.4% to $228.4 million from $191.2 million in 1994. Prime's utilization of rental equipment decreased slightly in 1995 with an ROI of 61.8% versus 63.0% in 1994, primarily due to substantial additions to the rental fleet and a different mix of rental equipment. In May 1995, the Company raised the listed rental rates by a weighted average of 5%; the increases vary, depending on the equipment type and duration of rental. Although Prime attempts to achieve rental rates that are as close to list price as possible, actual rental rates realized are generally lower than listed rental rates owing to competitive conditions in various markets.

       New Equipment Sales. Sales of new equipment in 1995 increased 6.8% to $34.6 million from $32.4 million in 1994 primarily due to improved general economic conditions and higher selling prices.

       Used Rental Equipment Sales. Sales of used rental equipment in 1995 increased 13.7% to $23.1 million from $20.4 million in 1994 due to high demand for used rental equipment and the Company's normal fleet upgrading.

       Parts and Merchandise Sales. Sales of parts and merchandise in 1995 increased 11.9% to $32.2 million from $28.8 million in 1994. This increase correlates to the higher rental revenue and sales of equipment since parts and merchandise generally complement the equipment the Company rents and sells.

       Service and Other Income. Service and other income in 1995 increased 17.4% to $13.8 million from $11.8 million in 1994. This increase reflects the increased rental revenue.

       Gross Profit. Gross profit in 1995 decreased 9.2% to $68.8 million from $75.8 million in 1994. Gross profit as a percentage of total revenues was 28.4% in 1995 and 35.8% in 1994. This decrease primarily reflects higher depreciation expense and cost of sales of rental equipment sold (non-cash items) due to the increase in fair value of rental equipment as a result of the 1994 Acquisition. The result of the increase to fair value was to decrease 1995 gross profits by $22.6 million as compared to a $1.1 million decrease in 1994. Direct operating expenses increased primarily due to higher compensation costs (reflecting an increased number of employees) and increased maintenance costs necessary to support the increased size of the rental fleet and to staff new rental equipment yards. The increase in direct operating expenses also reflects start-up costs of opening eight new rental equipment yards in 1995.

       Depreciation for rental equipment acquired subsequent to January 1, 1995 was changed as described in Note 2 to the Consolidated Financial Statements.

       Selling, General, Administrative and Other Expenses. Selling, general, administrative and other expenses in 1995 increased 19.1% to $36.8 million from $30.9 million in 1994. This increase primarily reflects higher sales commissions due to increased rental and sales revenue in 1995 and unusually low expenses in 1994 due to a one-time insurance settlement with a prior owner which generated approximately a $2.1 million gain and a franchise tax refund of approximately $500,000. As a percentage of total revenues, selling, general, administrative and other expenses in 1995 was 15.2% versus 14.6% in 1994.

       Interest Expense. Interest expense net of interest income increased 120.5% to $30.5 million in 1995 from $13.9 million in 1994. This increase reflects higher interest expense relating to higher levels of indebtedness incurred in connection with the 1994 Acquisition. Immediately prior to the 1994 Acquisition, the Company had outstanding debt of $133.0 million, and immediately after the 1994 Acquisition, the Company had outstanding debt of $235.0 million. At December 31, 1995, outstanding debt aggregated $265.0 million, of which $155.0 million was at variable rates, $100.0 million was at a fixed rate of 12.75%, and $10.0 million was at a fixed rate of 14.0%. At that date, after giving effect to the interest rate swap described in Note 8 to the Consolidated Financial Statements, approximately $75.0 million of indebtedness bore interest at variable rates.

       Income Tax Expense (Benefit). Income tax expense in 1995 was a benefit of $3.2 million (including a $0.8 million tax benefit on the extraordinary loss), compared to an expense of $8.5 million in 1994.

       Income (Loss) Before Extraordinary Item. Income decreased from income of $12.1 million in 1994 to a loss of $7.4 million in 1995. This loss includes the write off of the covenant not to compete with the former owner of Primeco. Pinault S.A., the parent of Artemis, has exited the rental industry as a result of the divestiture of Pinault Equipment. See Note 5 to the Consolidated Financial Statements. The amount written off in 1995 was $3.6 million ($5.9 million pretax). Net income was also impacted by the factors discussed above.

RECENT DEVELOPMENTS

       In 1996 the Company purchased American Hi-Lift and the assets of Alpine and Skyreach. On March 17, 1997 Prime purchased substantially all of the assets of Shipmates, Ltd. See Item 1, "1996 and Recent Acquisitions."

LIQUIDITY AND CAPITAL RESOURCES

       During the years ended December 31, 1994, 1995 and 1996, the Company's principal sources of funds consisted of the net cash provided by operating activities, the proceeds from the sale of used rental equipment; in 1995 proceeds from the Company's credit facility and the Company's 12.75% Senior Subordinated Notes Due 2005 (the "Senior Notes"); and in 1996 proceeds from the Company's credit facility, a $10 million infusion in capital by the Company's shareholders, and the proceeds from the Company's initial public offering. In 1996, the Company generated approximately $157.6 million in proceeds from the sale of its Common Stock through its initial public offering. The components of net cash provided by operating activities are detailed on the Statement of Cash Flows in the Consolidated Financial Statements and include income or loss adjusted for (i) depreciation and amortization, (ii) the gains (or losses) on the sales of used rental equipment and (iii) the effect of changes in certain operating assets and liabilities. Net cash provided by operating activities excludes proceeds from the sale of rental equipment. Net cash provided by operating activities for the year ended December 31, 1996, increased 62.7% to $51.7 million from $32.2 million for the corresponding period in 1995. This increase was primarily attributable to the acquisition of American Hi-Lift. Net cash provided by operating activities in 1995 decreased 14.4% to $32.2 million from $37.6 million in 1994. This decrease resulted primarily from increased interest expense and increased working capital investment.

       For the year ended December 31, 1996, the Company's principal uses of funds were for the 1996 Acquisitions of American Hi-Lift, Alpine and Skyreach, the purchase of equipment for the Company's rental fleet and the payment of principal on its outstanding indebtedness. The acquisitions were funded with a $10.0 million infusion of capital from certain Prime stockholders with the balance being funded through borrowings from Prime's credit facility. The gross rental equipment capital expenditures for the year ended December 31, 1996, increased 6.0% to $94.8 million from $89.4 million for the corresponding period in 1995. Of those amounts, $53.1 million and $34.8 million were spent in the years ended December 31, 1996 and 1995, respectively, to replace used rental equipment sold with the remaining amount being a net increase in investment in the rental fleet. Proceeds from the sale of rental equipment for the year ended December 31, 1996, increased 53.2% to $35.4 million from $23.1 million for the corresponding period in 1995.

       In 1996, net proceeds from the Company's initial public offering were used to retire $33.3 million of the Senior Subordinated Notes, $10.0 million of Subordinated Notes and proceeds of $113.7 million were used to reduce the revolving portion of the Company's credit facility.

       During the years ended December 31, 1994 and 1995, the Company's principal uses of funds were for the purchase of equipment for its rental fleet and the payment of principal on its outstanding indebtedness. The gross rental equipment capital expenditures were $52.8 million and $89.4 million in 1994 and 1995, respectively. Of those amounts, $33.0 million and $34.8 million were spent to replace used rental equipment sold in 1994 and 1995, respectively, with the remaining amounts being a net increase in investment in the rental fleet. Proceeds from the sale of used rental equipment were $20.5 million and $23.1 million in 1994 and 1995, respectively.

       The Company has no long-term minimum purchase commitments for rental equipment. Management has budgeted $115.6 million for gross fleet capital expenditures exclusive of acquisitions in 1997, of which $66.3 million is budgeted to replace used rental equipment sold, with the remaining amounts being a net increase in investment in rental fleet. Prime expects these expenditures to be offset by proceeds from the sale of used equipment of approximately $43.7 million. Prime will utilize these capital expenditures to expand the fleet at existing rental equipment yards, to satisfy the equipment needs of current and new Integrated Rental Management(TM) customers, to provide for the equipment needs of new rental equipment yards, and to maintain and grow the fleet at the rental yards recently acquired in connection with the 1996 Acquisitions. The Company also expects to spend approximately $12.0 million in 1997 on non-equipment related capital expenditures (excluding acquisitions) consisting of buildings, land, furniture and fixtures and environmental capital expenditures. In addition to the budgeted capital expenditures, the Company is presently considering or negotiating several different acquisitions, although no definitive purchase agreements have been signed. The Company expects to spend a significant amount of capital during 1997 on acquisitions, with the exact amount dependent on a number of factors, including finding sufficient, suitable acquisition candidates. Capital expenditures for acquisitions that in the aggregate exceed $60 million would require approval of the Company's lenders under its credit facility.

       The Company's operations are subject to various environmental laws and regulations. In order to comply with these requirements, the Company is engaged in ongoing remediation, capital improvement and periodic compliance activities. In connection with the 1994 Acquisition, an environmental consultant conducted certain investigations of the Company's properties and compliance with applicable environmental laws. In 1996, Prime spent approximately $1.9 million on environmental matters, including costs related to remediation, compliance and capital requirements, and has budgeted approximately $3.8 million in 1997 for such matters. As of December 31, 1996, the Company had a reserve for environmental remediation of $6.7 million and a related receivable from state trust fund programs and a previous owner of certain of the Company's equipment yards of $1.9 million.

       Prime incurred substantial indebtedness in connection with the 1994 Acquisition and the 1996 Acquisitions. At December 31, 1996, Prime had indebtedness outstanding of $214.7 million, consisting of $148.0 million under the credit facility and $66.7 million under the Senior Subordinated Notes. On November 1, 1996, Prime generated net proceeds of $157.6 million from its initial public offering. The proceeds were used to retire $33.3 million of the Senior Notes, $10.0 million of Subordinated Notes and $113.7 million was used to reduce the Revolver. In 1995, Prime received net proceeds of approximately $96.0 million from the Senior Notes, which were issued on March 6, 1995. Such proceeds were used to repay $75.0 million of indebtedness under a subordinated loan facility plus accrued interest and $20.0 million of indebtedness under the revolving credit portion of the credit facility (without reducing the commitment under the credit facility).

       Prime believes that cash provided by operations, proceeds from the sale of used equipment in the ordinary course of business and funds available under the credit facility will be sufficient to permit Prime to meet its payment of obligations under the credit facility and the Senior Notes and to meet its anticipated capital expenditures as described above.

       The credit facility required Prime to maintain interest rate protection, which it has done through rate swap agreements covering a portion of its outstanding and available credit facility including the portion related to letters of credit. Accordingly, at December 31, 1996, Primeco had outstanding interest rate swap agreements (total notional amount of $80.0 million) placed with financial institutions that effectively converted a portion of its floating-rate debt to fixed-rate debt. At December 31, 1996, the market value of the swaps represented a loss of approximately $483,000. See Note 8 to the Consolidated

Financial Statements. The rate swap agreements expired in February, 1997 and March, 1997, respectively, and the Company currently has no plans to, and is not required to, replace such agreements.

       Statements in this "Liquidity and Capital Resources" section which are not historical facts, so-called "forward looking statements," are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements include statements regarding the sufficiency of the Company's cash to meet expected capital expenditures and interest expense. General economic conditions, Prime's ability to implement and manage its growth strategy, and the impact of significant competition could all affect Prime's ability to meet its expected capital expenditures and interest expense requirements. In addition, the Company's primary source of funds for acquisitions will be debt financing, principally under the Company's credit facility. As the Company's indebtedness increases, the level of indebtedness could have important consequences to the holders of the Common Stock, including the following: (i) an increasing portion of the Company's cash flow will be used to pay principal and interest on the Company's indebtedness, (ii) the ability of the Company to obtain additional financing for working capital and other general purposes may be impaired, and (iii) the Company's level of indebtedness may reduce its flexibility to respond to changing business and economic conditions. Investors are also cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

       Quarterly Results. The following table sets forth certain unaudited consolidated statement of operations data for the fiscal quarters in the years ended December 31, 1995 and 1996. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the information for the quarters presented.

                                     1995 Quarters Ended                                1996 Quarters Ended
                         --------------------------------------------       -----------------------------------------
                          Mar. 31     June 30    Sept. 30     Dec. 31        Mar. 31    June 30   Sept. 30    Dec. 31
                         --------    --------    --------    --------       --------   --------   --------   --------
Total revenues           $ 55,889    $ 59,471    $ 62,876    $ 64,551       $ 70,930   $ 82,526   $ 86,139   $ 86,993
Gross profit               14,844      17,561      18,276      18,156         23,360     27,572     29,699     27,874
Operating  income(3)        4,552       7,206       7,689       1,342(1)      11,078     13,508     15,119     11,259(2)
Interest expense
    (net)                   7,086       7,726       7,713       8,021          8,471      9,768      9,942      7,816
Income (loss)
  before
 extraordinary item        (1,937)       (623)       (372)     (4,457)         1,236      1,906      2,845        957
Extraordinary (loss)
 net of tax benefit        (1,268)       --          --          --             --         --         --       (4,917)
Income (loss)              (3,205)       (623)       (372)     (4,457)         1,236      1,906      2,845     (3,960)

(1) Reflects the write-off of noncompete recorded in connection with the 1994 Acquisition. See Note 5 to the Consolidated Financial Statements.

(2) Reflects the write-off of management agreement recorded in connection with the 1994 Acquisition. See Note 6 to the Consolidated Financial Statements.

(3) Operating income is the Gross Profit less the Selling, General, Administrative and Other Expenses and the Depreciation and Amortization Expense.

OTHER MATTERS

       In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Prime adopted SFAS 121 at the beginning of 1996, without a material effect on the financial statements.

       The FASB issued Statement of Financial Accounting Standards No. 123, entitled "Accounting for Stock-Based Compensation" ("SFAS 123"), in October 1995. Prime adopted the new disclosure rules of SFAS 123 in 1996, (see Note 12 to the Consolidated Financial Statements).

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Prime Service, Inc.:

       We have audited the accompanying consolidated balance sheet of Prime Service, Inc. and Subsidiary (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows of the Company for the two years then ended and for the period from December 2, 1994 through December 31, 1994, and of the Predecessor (as defined in Note 1) for the period from January 1, 1994 through December 1, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       As explained in Note 1 to the financial statements, controlling ownership of the Predecessor was acquired by the Company in a purchase transaction as of December 2, 1994. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets and liabilities of the Predecessor based upon their estimated fair value at December 2, 1994. Accordingly, the financial statements of the Company are not comparable to those of the Predecessor.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, and the consolidated results of the Company's operations and its cash flows for the two years then ended and for the period from December 2, 1994 through December 31, 1994, and the results of the Predecessor's operations and its cash flows for the period from January 1, 1994 through December 1, 1994, in conformity with generally accepted accounting principles.



                                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
February 7, 1997

PRIME SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
(in thousands)


                                                       DECEMBER 31, DECEMBER 31,
ASSETS                                                     1995         1996
                                                         ---------    ---------
Cash and cash equivalents                                $     178    $  10,161
Accounts receivable, net                                    36,467       48,225
Inventories                                                 17,399       23,192
Rental equipment, net                                      181,798      268,992
Property, plant and equipment, net                          22,334       33,857
Cost in excess of fair value of net assets
  acquired, net                                            115,084      130,116
Other assets                                                18,719       14,040
                                                         ---------    ---------

           Total Assets                                  $ 391,979    $ 528,583
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                         $  14,968    $  17,146
Accrued expenses                                            24,507       24,810
Debt                                                       265,000      214,700
Deferred income taxes                                       21,876       34,181
Other liabilities                                            4,652        7,718
Commitments and contingencies (Notes 8 and 9)

Common stock (Note 11)                                         182          280
Paid-in capital                                             69,818      236,750
Accumulated deficit                                         (9,024)      (6,997)
Less Treasury Stock at cost                                   --             (5)
                                                         ---------    ---------

          Stockholders' equity                              60,976      230,028
                                                         ---------    ---------

          Total Liabilities and Stockholders' Equity     $ 391,979    $ 528,583
                                                         =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

PRIME SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share amounts)

                                                 FOR THE           FOR THE
                                               PERIOD FROM        PERIOD FROM            FOR THE              FOR THE
                                              JANUARY 1, 1994    DECEMBER 2, 1994       YEAR ENDED           YEAR ENDED
                                                 THROUGH             THROUGH            DECEMBER 31,         DECEMBER 31,
                                              DECEMBER 1, 1994   DECEMBER 31, 1994          1995                1996
                                              ----------------    ----------------    ----------------    ----------------
                                                 PREDECESOR          SUCCESSOR           SUCCESSOR             SUCCESSOR
                                              ----------------    ----------------    ----------------    ----------------
Revenues:
     Rental revenue                           $        108,272    $         10,321    $        138,983    $        189,256
     New equipment sales                                29,728               2,668              34,601              45,177
     Rental equipment sales                             18,718               1,641              23,144              35,472
     Parts and merchandise sales                        26,551               2,236              32,223              37,791
     Service revenue and other income                   10,806                 983              13,836              18,892
                                              ----------------    ----------------    ----------------    ----------------
                                                       194,075              17,849             242,787             326,588
                                              ----------------    ----------------    ----------------    ----------------
Cost of sales:
     Depreciation - rental equipment                    17,365               2,822              37,427              38,493
     Cost of new equipment sales                        25,269               2,251              28,960              37,944
     Cost of rental equipment sales, net of
          accumulated depreciation                      11,809               1,134              22,853              28,394
     Cost of parts and merchandise sales                20,175               1,736              24,157              27,283
     Direct operating expenses                          48,981               4,592              60,553              85,969
                                              ----------------    ----------------    ----------------    ----------------
                                                       123,599              12,535             173,950             218,083
                                              ----------------    ----------------    ----------------    ----------------
                                                        70,476               5,314              68,837             108,505
                                              ----------------    ----------------    ----------------    ----------------

Selling, general, administrative and other              28,030               2,871              36,821              50,793
Depreciation and amortization:
     Noncompete agreements                               5,008                 123               5,877                  52
     Cost in excess of fair value of
          assets acquired                                2,983                 232               2,955               3,314
     Property, plant and equipment                       1,893                 191               2,395               3,382
Interest expense, net                                   11,605               2,247              30,546              35,997
                                              ----------------    ----------------    ----------------    ----------------

                                                        49,519               5,664              78,594              93,538
                                              ----------------    ----------------    ----------------    ----------------
         Income (loss) before income taxes              20,957                (350)             (9,757)             14,967
Income tax expense (benefit)                             8,506                  17              (2,368)              8,023
                                              ----------------    ----------------    ----------------    ----------------

           Income (loss) before
              extraordinary item              $         12,451                (367)             (7,389)              6,944
                                              ----------------    ----------------    ----------------    ----------------

Extraordinary item - loss on early
     extinguishment of debt, net of tax
     benefit of $794 and $1,777                              0                   0              (1,268)             (4,917)
                                              ----------------    ----------------    ----------------    ----------------

Income (loss)                                 $         12,451    $           (367)   $         (8,657)   $          2,027
                                              ================    ================    ================    ================

Income (loss) per common share:
      Income (loss) before
         extraordinary item                                       $          (0.02)   $           0.41)   $           0.32
      Extraordinary item                                                       --                (0.07)              (0.23)
                                                                  ----------------    ----------------    ----------------
      Income (loss)                                               $          (0.02)   $          (0.48)   $           0.09
                                                                  ================    ================    ================

Weighted average common shares
      outstanding                                                           18,150              18,150              21,743
                                                                  ================    ================    ================



The accompanying notes are an integral part of the consolidated financial statements.

PRIME SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF COMMON STOCKHOLDERS' EQUITY
(in thousands)

                                                                                                                      Total
                                                                                                                     Common
                                            Capital Stock            Paid-In       Accumulated      Treasury      Stockholders'
                                        Shares       Par Value       Capital        Deficit          Stock            Equity
                                     ------------   ------------   ------------   ------------    ------------    ------------
Predecessor:
  Balance at December 31, 1993              1,000   $          1   $    128,736   $    (18,462)   $         --    $    110,275
  Net income                                   --             --             --         12,451              --          12,451
                                     ------------   ------------   ------------   ------------    ------------    ------------
  Balance at December 1, 1994               1,000   $          1   $    128,736   $     (6,011)   $         --    $    122,726
                                     ============   ============   ============   ============    ============    ============
Successor:
  Balance at December 2, 1994                  --   $         --   $         --   $         --    $         --    $         --
  Sale of common stock on
   December 2, 1994                        18,150            182         69,818             --              --          70,000
  Net loss                                     --             --             --           (367)             --            (367)
                                     ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1994               18,150            182         69,818           (367)             --          69,633
  Net loss                                     --             --             --         (8,657)             --          (8,657)
                                     ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1995               18,150            182         69,818         (9,024)             --          60,976
Sale of common stock in
  February, 1996                            2,593             26          9,374             --              --           9,400
Purchase of treasury stock                     --             --             --             --              (5)             (5)
Sale of common stock on
  November 1, 1996                          7,250             72        157,558                                        157,630
Net Income                                     --             --             --          2,027              --           2,027
                                     ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1996               27,993   $        280   $    236,750   $     (6,997)   $         (5)   $    230,028
                                     ============   ============   ============   ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

PRIME SERVICE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

                                                       For the            For the
                                                     Period from        Period from           For The          For The
                                                    January 1, 1994    December 2, 1994      Year Ended       Year Ended
                                                        through            through          December 31,      December 31,
                                                    December 1, 1994   December 31, 1994        1995             1996
                                                    ----------------   -----------------    ------------     ------------
                                                      Predecessor          Successor          Successor        Successor
                                                    ----------------   -----------------    ------------     ------------
Operating activities:
  Income (loss)                                        $  12,451          $    (367)          $  (8,657)      $   2,027
  Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Depreciation and amortization                        27,249              3,368              48,656          45,240
     Deferred income tax provision (benefit)               4,465                  9              (5,718)          3,895
     Net (gain)loss on disposal of rental equipment
       and property,plant and equipment                   (6,701)              (363)                508         (6,005)
     Provision for doubtful accounts                         928                                                   482
     Extraordinary loss on extinguishment of debt                                                 1,268          4,917
     Effect of changes in operating assets
       and liabilities:
       (Increase) decrease in accounts receivable         (6,611)               730              (6,291)        (3,214)
       (Increase) decrease in inventories                   (182)                22              (4,710)        (1,421)
       (Increase) decrease in other assets                   597               (232)               (572)         5,317
       Increase (decrease) in accounts payable,
          accrued expenses and other liabilities           2,668               (385)              7,739            681
                                                       ---------          ---------           ---------      ---------

       Net cash provided by operating activities          34,864              2,782              32,223         51,919
                                                       ---------          ---------           ---------      ---------

Investing activities:
  Additions to rental equipment                          (48,830)            (3,984)            (89,372)       (94,755)
  Additions to property, plant and equipment              (2,627)              (223)             (3,736)        (7,817)
  Payment to seller for the 1994 Acquisition                               (138,000)
  Payments of acquisition costs                                             (13,667)               (328)
  Proceeds from sales of rental equipment                 18,862              1,680              23,079         35,358
  Proceeds from disposals of property, plant
     and equipment                                         1,075                  4                 154            146
  Payments for noncompete agreement
     related to acquisitions                                                                                      (450)
  Purchase of AHL, Alpine and Skyreach, net of cash                                                            (84,380)
                                                       ---------          ---------            ---------      --------

       Net cash used in investing activities             (31,520)          (154,190)             (70,203)     (151,898)
                                                       ---------          ---------            ---------      --------

Financing activities:
  Proceeds from Predecessor revolving line of credit      10,000
  Payments of Predecessor revolving line of credit       (10,000)
  Proceeds from revolving line of credit                                                          26,000      119,500
  Payments of revolving line of credit                                                           (20,000)    (125,500)
  Payments of Predecessor debt                                             (133,000)
  Proceeds from Successor debt                                              225,000              100,000
  Payments of Successor debt                                                                     (76,000)     (34,300)
  Payments of financing costs                                               (13,974)              (3,932)      (2,166)
  Proceeds from issuance of common stock                                     70,000                             9,400
  Proceeds from issuance of stock (IPO), net                                                                  157,630
  Proceeds from issuance of Subordinated Notes                               10,000
  Payment of early redemption penalties                                                                        (4,596)
  Payments of Subordinated notes                                                                              (10,000)
  Purchase of Treasury Stock                                                                                       (5)
                                                       ---------          ---------            ---------    ---------
        Net cash provided by financing activities              0            158,026               26,068      109,963
                                                       ---------          ---------            ---------    ---------
Net increase (decrease) in cash and cash equivalents       3,344              6,618              (11,912)       9,983
Cash and cash equivalents at beginning of period           2,128              5,472               12,090          178
                                                       ---------          ---------            ---------    ---------

Cash and cash equivalents at end of period             $   5,472          $  12,090            $     178    $  10,161
                                                       =========          =========            =========    =========





The accompanying notes are an integral part of the consolidated financial statements.

PRIME SERVICE, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

1.     THE COMPANY

       The consolidated financial statements of Prime Service, Inc. ("Prime"), formerly Prime Holding, Inc., include the accounts of Prime and its subsidiary. Intercompany accounts and transactions are eliminated in consolidation. On December 2, 1994, Prime acquired Primeco Inc. (the "1994 Acquisition") from a subsidiary of Artemis S.A. (the "Seller") through Prime's subsidiary Prime Acquisition Corp. ("PAC"). Immediately following the completion of the Acquisition, PAC merged into Primeco Inc. ("Primeco"), as a result of which Primeco became a wholly-owned subsidiary of Prime. Prime has substantially no assets or investments other than the shares of stock of Primeco. Prime was initially capitalized with $70.0 million of equity contributed by Investcorp S.A. ("Investcorp"), its affiliates and other international investors and $10.0 million in principal amount of subordinated indebtedness (the "Subordinated Notes") provided by Invifin S.A. ("Invifin"), an affiliate of Investcorp. For purposes of identification and description, Prime is referred to as the "Predecessor" for the period prior to the 1994 Acquisition, the "Successor" for the period subsequent to the 1994 Acquisition and the "Company" for both periods.

       The Company's operations primarily consist of renting equipment and, to a lesser extent, selling complementary parts, merchandise and used equipment to commercial construction, industrial and residential users. The Company also acts as a distributor of new equipment on behalf of major equipment manufacturers.

       The total purchase price for the 1994 Acquisition, including fees and expenses relating to its financing, and the covenant-not-to-compete payment, was approximately $305.0 million (repayment of $133.0 million of the Predecessor's debt, cash payment of $138.0 million to the Seller and $34.0 million of transaction and financing fees) and was accounted for by the purchase method. Accordingly, the assets and liabilities of the Predecessor were adjusted to reflect the allocation of the purchase price based on fair values.

       The following selected pro forma financial information presents the year ended December 31, 1994, as though the controlling ownership of the Predecessor had been acquired on January 1, 1994, and assumes that there were no other changes in the operations of the Predecessor. The pro forma results are not necessarily indicative of the financial results that might have occurred had the 1994 Acquisition actually taken place on January 1, 1994, or of future results of operations (in thousands).

                                          PRO FORMA
                                      FOR THE YEAR ENDED
                                       DECEMBER 31, 1994
                                       -----------------
                                          (UNAUDITED)
 Revenues                                  $ 211,924
 Net loss                                  $    (546)
 Net loss per share                        $    (.03)
 Weighted average common shares
   outstanding                                18,150

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Rental Agreements

       The Company rents equipment primarily to the construction, industrial and homeowner markets, primarily located in the Southern United States. Rental agreements are primarily structured as operating leases, and rental revenue is recognized in the period in which it is earned.

       Inventories

       New equipment held for sale is valued at the lower of cost or market, with cost being determined by the specific identification method. Parts and merchandise are valued at lower of cost or market, with cost determined by the average cost method.

       Rental Equipment

       Rental equipment is recorded at cost. Depreciation for rental equipment acquired prior to January 1, 1995 is computed using the straight-line method over the estimated four-year useful life of the assets, after giving effect to an estimated salvage value of 33 1/3%. Rental equipment acquired subsequent to January 1, 1995 is depreciated over the estimated five-year useful life of the assets, after giving effect to an estimated salvage value of 50%. Accumulated depreciation was $2.8 million, $38.9 million and $66.4 million at December 31, 1994, 1995 and 1996, respectively.

       Expenditures for additions or improvements which extend asset lives are capitalized in the period incurred. Normal repairs and maintenance costs are expensed as incurred. When rental equipment is disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in results of operations.

       Property, Plant and Equipment

       Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, giving effect to an estimated salvage value. Depreciation Expense was $2.4 million and $3.4 million for the years ended December 31, 1995 and 1996, respectively. Depreciation for the periods from January 1, 1994 to December 1, 1994 and from December 2, 1994 to December 31, 1994 was $1.9 million and $191,000, respectively.

       The estimated useful lives for buildings and improvements range from 10 to 30 years and the estimated useful lives for equipment and furniture and fixtures range from 5 to 10 years.

       Expenditures for additions or improvements which extend asset lives are capitalized in the period incurred. Normal repairs and maintenance costs are expensed as incurred. When property, plant and equipment are disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gains or losses are included in results of operations.

       Cost in Excess of Fair Value of Net Assets Acquired

       Goodwill represents the excess of the cost over the fair value of net assets acquired. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of the goodwill. The amount of any resulting impairment is calculated by discounting the same undiscounted cash flows from operating activities. The factors considered by management in this assessment include operating results, trends and prospects as well as the effects of obsolescence, demand, competition and other economic factors.

       Goodwill is amortized on a straight-line basis over the estimated life of 40 years. Accumulated amortization was $3.2 million and $6.5 million at December 31, 1995 and 1996, respectively.

       Income Taxes

       The Predecessor filed a consolidated income tax return with the Seller for the period ended December 2, 1994. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying value of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by using enacted tax rates that are applicable to the future years in which deferred tax assets or liabilities are expected to be realized or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in net earnings in the period in which the tax rate change was enacted. The Company establishes a valuation allowance when it is more likely than not that a deferred tax asset will not be recovered.

       Cash Equivalents

       For purposes of reporting cash flows, cash and cash equivalents include cash on hand and all highly liquid investment instruments purchased with original maturities of three months or less.

       Interest Rate Swap Agreements

       The existing interest rate swaps effectively convert a portion of the Company's variable-rate debt to a fixed rate. The income earned or expense incurred as a result of the interest paid exceeding interest received (or vice versa) under terms of interest rate swap agreements is accrued in the period incurred or earned, as the notional amounts of the swap agreements were designated to specific debt (Note 8). Therefore, the related income and expense is accounted for as an adjustment to the interest expense related to that debt.

       Concentration of Credit Risk

       Financial instruments which potentially subject the Company to significant concentrations of credit risk consist primarily of cash, accounts receivable and interest rate swaps. As of December 31, 1995 and 1996, the Company had no significant concentrations of credit risk except for the interest rate swaps discussed in Note 8.

       The Company maintains cash and cash equivalents with various financial institutions located throughout the country in order to limit exposure. The Company's periodic evaluations of the relative credit standing of these financial institutions are considered in the Company's investment strategy.

       Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company generally does not require collateral on accounts receivable. At December 31, 1995 and 1996, the Company had an allowance for doubtful accounts of approximately $925,000 and $1,407,000, respectively. The increase in 1996 reserve reflects added revenue resulting from the American Hi-Lift acquisition and overall revenue growth.

       Earnings Per Share

       The Company's earnings per share calculation is based upon the weighted average number of common shares outstanding during the period for all classes of common stock. Stock Options are considered common stock equivalents if their inclusion is dilutive.

       Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates. Significant estimates used by the Company relate to estimated salvage values and remediation of environmental matters.

        Reclassifications

        Certain reclassifications have been made to prior year financial information in order to conform with current year presentation.

3.     INVENTORIES:

       Inventories consist of the following (in thousands):



                                                 December 31,
                                             -------------------
                                              1995         1996
                                             -------     -------
             New equipment held for sale     $ 6,882     $10,405
             Merchandise                       5,970       6,515
             Parts                             4,366       5,724
             Other                               181         548
                                             -------     -------
                                             $17,399     $23,192
                                             =======     =======

4.     PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment consist of the following (in thousands):




                                                          DECEMBER 31,
                                                      --------------------
                                                        1995        1996
                                                      ---------   --------
Property, plant and equipment at cost:
     Land                                             $  6,068    $  7,839
     Buildings and improvements                         11,160      17,716
     Transportation equipment                            1,817       4,590
     Furniture and fixtures                              3,594       5,440
     Shop and other equipment                            1,954       3,855
                                                      --------    --------
                                                        24,593      39,440
Accumulated depreciation                                (2,259)     (5,583)
                                                      --------    --------
                  Net property, plant and equipment   $ 22,334    $ 33,857
                                                      ========    ========

5.     OTHER ASSETS:

       Other assets consist of the following (in thousands):

                                                            DECEMBER 31,
                                                          ------------------
                                                           1995       1996
                                                          -------   --------
Deferred financing costs, less accumulated amortization
   of $6,626 and $5,095, respectively                     $13,804   $ 9,657

Noncompete agreement, less accumulated amortization
   of $52                                                    --         401

Prepaid expenses and other                                    840     2,105
Estimated reimbursements related to environmental
   remediation obligations (see Note 9)                     1,200     1,877
Prepaid management fee (see Notes 6 and 16)                 2,875      --
                                                          -------   -------
                                                          $18,719   $14,040
                                                          =======   =======

       In connection with the 1994 Acquisition, the Company paid the Seller $6.0 million for a noncompete agreement. During 1995 and in January 1996, the Seller divested itself of all its rental equipment operations which significantly reduced the Seller's ability to compete against the Company. Consequently, the Company determined that the noncompete agreement provided no future benefit to the Company, and accordingly, the unamortized balance of approximately $4.5 million was written off and is included in depreciation and amortization expense in the 1995 statement of operations.

       The costs incurred in obtaining long-term financing are amortized over the terms of the agreement using the effective interest method. Amortization of deferred financing costs included in interest expense for the period from January 1 to December 1, 1994, the period from December 2, to December 31, 1994 and for the years ended December 31, 1995 and 1996 were approximately $319,000, $158,000, $2.8 million and $5.1 million, respectively.

6.     RELATED PARTY TRANSACTIONS:

       Under the terms of a management agreement, the Company paid an annual management fee to Investcorp of $1.5 million. During 1995, the Company prepaid the management fee for the next three years. As a result of the initial public offering completed by the Company in 1996, the management agreement was terminated and the Company wrote off the unamortized portion of the prepaid management fee (see Note 16).

       In connection with the 1994 Acquisition, the Successor paid Investcorp and its affiliates approximately $11.5 million in exchange for Investcorp's assistance in arranging the 1994 Acquisition, the bank financing, and issuing the Preferred stock.

       The Predecessor paid the Seller an annual management fee of $500,000.

7.     EMPLOYEE BENEFIT PLANS:

       The Company has a noncontributory defined benefit pension plan covering substantially all of its employees. Benefits are based on years of service and the employees' highest average earnings received in any five consecutive years during the last ten years before retirement. The Company funds the plan in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Plan assets are invested in various segregated accounts with an insurance company, the underlying investments of which are cash equivalents, marketable equity securities, government securities and other corporate securities.

       The assumptions used in accounting for the defined benefit plan for the Successor and Predecessor periods presented are as follows: weighted-average discount rate is 8% for 1994 and 7% for 1995 and 1996, rates of increase in compensation levels is 5.5% for all periods; and the expected long-term rate of return on plan assets is 9.5% for all periods.

       Net periodic pension cost consisted of the following components (in thousands):

                                   From           From
                                January 1,    December 2,     For the Year    For the year
                               1994 through   1994 through       Ended            Ended
                                December 1,    December 31,     December 31,    December 31,
                                  1994           1994              1995          1996
                              -------------   ------------    --------------   ---------------
                                Predecessor     Successor        Successor        Successor
                              -------------   ------------    --------------   ---------------

Service cost                     $ 1,235        $   113           $ 1,524        $ 2,040
Interest cost                        379             34               549            701
Actual return on plan assets        (173)            (3)           (1,111)          (848)
Net total of other components        (98)           (21)              749            156
                                 -------        -------           -------        -------
Net periodic pension cost        $ 1,343        $   123           $ 1,711        $ 2,049
                                 =======        =======           =======        =======

       The actuarial present value of the accumulated benefit of the plan is as follows (in thousands):

                                   DECEMBER 31,
                               -------------------
                                 1995       1996
                               --------   --------
              Vested           $  3,808   $  4,850
              Nonvested           1,152      1,551
                               --------   --------

              Total            $  4,960   $  6,401
                               ========   ========

       The reconciliation of the funded status of the plan is as follows (in thousands):

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1995         1996
                                                           ---------    ---------
          Projected benefit obligation                     $   9,880    $  12,655
          Plan assets at fair value                            6,740        8,939
                                                           ---------    ---------
          Projected benefit obligation in excess of
               plan assets                                     3,140        3,716
          Unrecognized net loss                               (1,142)      (1,191)
                                                           ---------    ---------
          Net pension liability                            $   1,998    $   2,525
                                                           =========    =========

       The Company sponsors a defined contribution 401(k) plan that covers substantially all employees. The Company matches 50 percent of employee contributions limited to a maximum equal to 3 percent of eligible employee compensation. Company contributions to the plan in the Predecessor and Successor periods ending December 1, 1994, December 31, 1994, December 31, 1995 and December 31, 1996, approximated $540,000, $48,000, $633,000 and $832,000, respectively.

8.     DEBT:

       Debt consists of the following (in thousands):

                                                        DECEMBER 31,
                                                    -------------------
                                                      1995       1996
                                                    --------   --------
           Senior term loan                         $124,000   $123,000
           Senior revolving credit loan               31,000     25,000
           Senior subordinated notes                 100,000     66,700
           Subordinated notes to related party        10,000       --
                                                    --------   --------
                                                    $265,000   $214,700
                                                    ========   ========

       The bank credit agreement provides for a $300 million senior credit facility including a $125 million term loan and a $175 million revolving credit facility. The term loan requires semiannual payments which began June 30, 1995, and extend through December 31, 2000. The outstanding balance under the revolving credit facility and any amounts owed as a result of letters of credit being funded (see Note 9) become due December 31, 1999. The senior term loan and the senior revolving credit loan are collateralized by substantially all the assets of the Company.

       On March 6, 1995 the Company issued $100 million of 12.75% senior subordinated notes due March 1, 2005. The Company received net proceeds of approximately $96 million, which were used to repay $75 million of indebtedness under a subordinated loan facility plus accrued interest and $20 million of indebtedness under the revolving credit portion of a senior credit facility. The loss incurred on the early extinguishment of the subordinated loan facility during 1995, resulting from the write-off of deferred financing costs, has been reflected as an extraordinary loss on the statement of operations.

       During 1996, the Company paid $33.3 million of the Senior Subordinated Notes and incurred an early redemption penalty of $4.3 million. This penalty and the loss resulting from the write-off of approximately one-third of the related deferred financing costs have been reflected as an extraordinary loss in the statement of operations.

       The interest rate under the senior bank credit agreement is based, at the Company's option, on the lead lending bank's alternate base rate or the bank's Eurodollar deposit rate, plus margins which vary based on the terms of the credit agreement as follows:

                                                                   REVOLVING
                                                  TERM LOAN       CREDIT LOAN
                                                  ---------       -----------
          Alternate base rate margin             0.50 to 1.50%   0.00 to 1.00%
          Eurodollar deposit rate margin         1.75 to 2.75%   1.00 to 2.25%

       The interest rates in effect at December 31, 1996 for the term loan and the revolving credit loan were 6.8% and 7.3%, respectively. The interest rates in effect at December 31, 1995 for the term loan and revolving credit loan were 8.8% and 8.4%, respectively.

       A commitment fee of 0.30% to 0.50% per annum is charged on the unused portion of the revolving credit facility.

       With respect to Eurodollar deposit (LIBOR-based) rate loans, the Company can elect interest rate periods ending one, two, three or six months from the expiration of the preceding period.

       The bank credit agreement requires the maintenance of certain financial ratios and places restrictions on capital expenditures, leases, additional borrowings, mergers and acquisitions, and payments of dividends. Certain of these loan requirements change during the term of the agreement and some become more restrictive.

       The Predecessor bank credit agreement required the Company to maintain interest rate swap agreements covering a portion of its outstanding and available credit facility including that portion related to letters of credit. At December 1, 1994, the Predecessor had outstanding interest rate swap agreements with two financial institutions which effectively converted floating rate debt to fixed rate debt. The Successor's bank credit agreement also has requirements for interest rate swaps. Accordingly, the interest rate swaps that were in effect at the 1994 Acquisition were continued by the Successor. A fee of $250,000 was paid in connection with this arrangement. The terms of the interest rate swaps and the unrealized losses at December 31, 1996 and 1995 are as follows (dollars in thousands):

                                                                 1996        1995
   NOTIONAL         MATURITY        PAY          RECEIPT      UNREALIZED  UNREALIZED
    AMOUNT            DATE          RATE          RATE          LOSSES      LOSSES
    ------            ----          ----          ----          ------      ------
  $40,000,000   February 27, 1997   9.13%     6 month LIBOR     ($208)     ($1,405)
  $40,000,000    March 21, 1997     8.99%     6 month LIBOR     ($275)     ($1,317)

       The Company is exposed to credit losses for amounts receivable from counterparties for interest to the extent variable interest rates exceed fixed interest rates per the swap agreements (an average of 9.06%) each quarter in the event of nonperformance by the counterparties to the agreements. In addition, cancellation of the agreements due to nonperformance by the counterparties would also cause an increase in interest expense in future periods to the extent that the fixed interest rates per the swap agreements were less than variable interest rates during such periods. However, the Company does not anticipate nonperformance by the counterparties. A 1% increase in interest rates on $80.0 million would increase interest expense by $800,000 per annum. The Company is subject to market loss in the event of falling interest rates on both swaps. Unrealized losses are the net amounts of money that would be paid for equal and offsetting interest rate swaps.

       As part of the Company's initial capitalization, the Company issued
$10.0 million in subordinated notes to Invifin, an affiliate of Investcorp. The notes were due on March 31, 2006 and bore interest at 14.0%. The Company incurred a fee of $1.2 million in connection with the issuance of these notes. This fee was capitalized as a deferred financing cost and was being amortized over the term of the note using the effective interest method. During 1996, the Company repaid the $10.0 million in Subordinated Notes. An early redemption penalty of $350,000 and the loss resulting from the write-off of the unamortized balance of deferred financing costs have been reflected as an extraordinary loss in the statement of operations.

       Maturities of debt are as follows at December 31, 1996 (in thousands):

           DECEMBER 31,
           -----------
              1997                 $   1,000
              1998                    11,000
              1999                    21,000
              2000                    25,000
              Thereafter             156,700
                                   ---------
                                   $ 214,700
                                   =========

       Cash paid for interest, including cash paid under interest rate swaps and early redemption penalties, totaled $45.1 million and $25.3 million for the years ended December 31, 1996 and 1995, respectively. Cash paid for interest in 1994 was $1.3 million in the Successor period, and approximately $12.3 million in the Predecessor period.

9.     COMMITMENTS AND CONTINGENCIES:

       LEASES

       The Company leases facilities, computer equipment, rental equipment, autos and trucks under operating leases. Minimum future obligations for operating leases in effect at December 31, 1996 are (in thousands):

                DECEMBER 31,
                ------------
                     1997                         $    7,690
                     1998                              6,385
                     1999                              4,998
                     2000                              3,749
                     2001                              2,345
                     Thereafter                        2,949
                                                  ----------
                     Total Minimum Obligations    $   28,116
                                                  ==========

       Lease expense charged to operations in the accompanying statements of operations was approximately $9.0 million and $7.2 million for the years ended December 31, 1996 and 1995, respectively. Lease expense charged to operations for 1994 was $537,000 in the Successor period, and $5.1 million in the Predecessor period.

       LEGAL MATTERS

       The Company is party to legal proceedings and potential claims arising in the ordinary course of its business. In the opinion of management based on discussions with legal counsel, the Company has adequate legal defense and/or insurance coverage with respect to these matters, and management does not believe that the ultimate resolution of these matters will materially affect the Company's financial position, results of operations or cash flows for any period.

       ENVIRONMENTAL MATTERS

       The Company is subject to various evolving Federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous substances and wastes. These laws and regulations provide for substantial fees and sanctions for violations, and, in many cases, could require the Company to remediate a site to meet applicable legal requirements.

       The Company spent approximately $1.9 million and $1.3 million on environmental matters, including remediation and compliance costs, in 1996 and 1995, respectively and has budgeted expenditures of approximately $3.8 million in 1997 for such matters. At December 31, 1996, the Company had a reserve for environmental remediation of $6.7 million and a related receivable from state trust fund programs and a seller of certain yards of $1.9 million related to environmental matters that are at least probable of creating liabilities. The Company's environmental remediation expenditures principally relate to the clean-up of contaminated soil caused by leaking underground gasoline storage tanks. The Company estimates total remediation costs based on the estimated cost of remediation of known environmental issues of specific sites and records a liability based on that estimate. Pursuant to the 1994 Acquisition agreement, the Seller has agreed to indemnify the Company for 80% of any environmental remediation costs paid by the Company (and not refunded) in excess of $5.8 million, subject to certain defined limitations. It is reasonably possible that the actual cost of remediating contaminated sites and removing tanks may be different than that accrued due to the difficulty in estimating such costs and due to potential changes in the status of regulation and state reimbursement programs. Any additional amounts will be reflected as a charge to operations when and if such amounts become probable and can be reasonably estimated. No estimate can be made of the possible loss or range of possible loss, if any, in excess of current amounts accrued.

       Management believes that the amounts required to correct any identified environmental condition and to maintain compliance with applicable environmental regulations will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

       RISK MANAGEMENT

       The Company is self-insured for physical damage or loss to its rental equipment. Presently, the Company has an insurance deductible of $250,000 per occurrence for claims related to workers' compensation, vehicle liability and general liability. The annual deductible related to employee health benefit claims is $135,000 per employee.

       In February 1994, the Company settled a dispute with W.R. Grace & Co., a former owner, regarding general liability and workers' compensation insurance. Accordingly, a liability of $2.0 million, originally recorded in 1990, was reversed and recorded as a reduction of selling, general, administrative and other expenses in the statement of operations in the Predecessor period.

       LETTERS OF CREDIT

       As of December 31, 1995 and 1996, the Company had letters of credit outstanding totaling $8.7 million and $5.6 million, respectively. These letters of credit guarantee the funding of environmental remediation and the Company's share of insured claims. None of the Company's assets are pledged as collateral for these letters of credit.

10.    INCOME TAXES:

       The components of the provision (benefit) for income taxes consist of the following (in thousands):

                                        For the            For the
                                      Period from        Period from          For the              For the
                                    January 1, 1994    December 2, 1994      Year Ended           Year Ended
                                        through             through          December 31,         December 31,
                                    December 1, 1994   December 31, 1994        1995                 1996
                                    ----------------   ----------------    ----------------    ----------------
                                       Predecessor        Successor            Successor            Successor
                                    ----------------   ----------------    ----------------    ----------------
Tax provision/(benefit) at
     statutory rate (35%)           $          7,335   $           (123)   $         (3,415)   $          5,238
Amortization of cost in excess
     of fair value net
     assets acquired                           1,044                 96               1,138               1,160
Utilization of net operating loss
     carryforwards                              --                 --                  (668)               --
Net change in estimate of
     prior year net operating loss
     and alternative minimum tax
     credit carryforward                        --                 --                    91                --
Change in valuation allowance                   --                 --                   478               1,621
Other                                            127                 44                   8                   4
                                    ----------------   ----------------    ----------------    ----------------

                                               8,506                 17              (2,368)              8,023
Tax benefit from extraordinary
     item - loss on
     extinguishment of debt                     --                 --                  (794)             (1,777)
                                    ----------------   ----------------    ----------------    ----------------

                                    $          8,506   $             17    $         (3,162)   $          6,246
                                    ================   ================    ================    ================

       The classification of the provision (benefit) for income taxes consists of the following (in thousands):

                        For the                      For the
                      Period from                  Period from               For the                For the
                    January 1, 1994              December 2, 1994          Year Ended              Year Ended
                        through                      through              December 31,            December 31,
                    December 1, 1994            December 31, 1994             1995                     1995
                  --------------------        ----------------------  ---------------------   --------------------
                     Predecessor                     Successor             Successor                 Successor
                  --------------------        ----------------------  ---------------------   --------------------
Current:
     Federal      $              3,787        $          --           $               2,194   $              2,094
     State                         254                             8                    362                    257
Deferred                         4,465                             9                 (5,718)                 3,895
                  --------------------        ----------------------  ---------------------   --------------------

    Total         $              8,506        $                   17  $              (3,162)  $              6,246
                  ====================        ======================  =====================   ====================


       Income taxes payable as of December 31, 1995 and 1996 were $1.1 million and $1.0 million, respectively.

       The components of deferred tax liability are as follows (in thousands):

                                                        DECEMBER 31,
                                                    --------------------
                                                      1995         1996
                                                    --------    --------
Deferred tax liabilities:
     Tax depreciation in excess of book             $ 28,897    $ 42,796
     Other                                              --           424
                                                    --------    --------
                                                      28,897      43,220
Deferred tax assets:
     Accrued casualty losses                           1,708       2,387
     Allowance for doubtful accounts                     356         649
     Accrued interest                                    334        --
     Accrued pension costs                               785       1,057
     Accrued medical expenses                            539         539
     Accrued environmental costs                       1,116       1,855
     Accrued bonus                                      --           563
     Non-compete agreements                            2,143       1,989
     Net operating losses                                 33          84
     Alternative minimum tax credit carryforwards      3,100       5,325
     Other                                                40        --
                                                    --------    --------
                                                      10,154      14,448
     Less:  valuation allowance                       (3,133)     (5,409)
                                                    --------    --------

                Net deferred tax liability          $ 21,876    $ 34,181
                                                    ========    ========

       As of December 31, 1995 and 1996, the Company has state income tax net operating loss carryforwards of approximately $962,000 and $2,403,000, respectively. The Company's net operating loss carryforwards begin to expire in the year 2004. Additionally, as of December 31, 1995 and 1996, the Company has federal alternative minimum tax credit carryforwards of approximately $3.1 million and $5.3 million, respectively. Cash paid for income taxes during the years ended December 31, 1995 and 1996 amounted to approximately $3.5 million and $2.5 million, respectively. The Company paid no cash for income taxes during 1994 in the Successor period and approximately $2.9 million in the Predecessor period. At December 31, 1996 and 1995 the Company had a valuation allowance established which eliminates the deferred tax asset associated with the net operating losses and alternative minimum tax credit carryforwards. At December 31, 1996 approximately $700,000 of the valuation allowance corresponds to deferred tax assets for which any tax benefits recognized in the future will be allocated to reduce cost in excess of fair value of net assets acquired.

11.    STOCKHOLDERS' EQUITY (IN THOUSANDS, EXCEPT FOR PER-SHARE AMOUNTS):

       Capitalization

       The following is a summary of the capitalization of the Company:

                                  CLASS A  CLASS C   CLASS D  COMMON   TOTAL
                                   SHARES   SHARES   SHARES   SHARES   SHARES
                                   ------   ------   ------   ------   ------
 Balance at December 31, 1994
        Authorized                 18,604   10,527      182   29,312   58,625
        Issued                     16,140    1,828      182       --   18,150
        Outstanding                16,140    1,828      182       --   18,150
 Balance at December 31, 1995
        Authorized                 18,604   10,527      182   29,312   58,625
        Issued                     16,140    1,919       91       --   18,150
        Outstanding                16,140    1,919       91       --   18,150
 Balance at December 31, 1996
        Authorized                     --       --       --  100,000  100,000
        Issued                         --       --       --   27,992   27,992
        Outstanding                    --       --       --   27,992   27,992

       All of the stock has a $.01 par value per share.

       Conversion of Stock

       As defined in the Company's Certificate of Designation, which is no longer in effect due to the Company filing an Amended and Restated Certificate of Incorporation upon completion of the Company's initial public offering, all issued and outstanding shares of Class A, Class C and Class D Stock not otherwise redeemed by the Company automatically converted into shares of Common Stock on a one-for-one basis at the time of the initial public offering.


       Dividend Rights

       Dividends are payable to all stockholders on a pro rata basis upon declaration of such dividends by the Board of Directors.

12.    MANAGEMENT STOCK INCENTIVE PLAN

       At the 1994 Acquisition, Prime adopted a Management Stock Incentive Plan (the "Old Stock Plan"), in order to provide incentives to employees and directors of Prime and Primeco by granting them option awards of Class C Stock of Prime. In connection with the Company's initial public offering, the option converted to a right to acquire an equal number of shares of Common Stock. The exercise price of each option is $3.86 per share and each option is subject to certain vesting provisions. The initial vesting provisions of these options were modified concurrent with the Initial Public Offering (see Note 16) so that 40% of the options have vested at December 31, 1996 and the remainder will vest 30% per year on December 31, 1997 and 1998. The Company does not contemplate making any further awards under the Old Stock Plan.

       In connection with its initial public offering, Prime adopted the 1996 Management Stock Incentive Plan, (the "New Stock Plan"). The New Stock Plan will be administered by the Compensation Committee, which will have broad authority in administering the New Stock Plan. Awards to employees may take the form of options, sales or grants of restricted stock, or stock appreciation rights. Options granted under the new Stock Plan may be options intended to qualify as ISO's and those not intended to so qualify. An award granted under the New Stock Plan to an employee may include a provision terminating the award upon termination of employment under certain circumstances or accelerating the receipt of benefits upon the occurrence of specified events. The Company has reserved 1,500,000 shares of Common Stock for issuance under the New Stock Plan. The Company granted options to purchase 346,665 shares of Company Common Stock at an exercise price of $23.50 per share (non-compensatory) during the year ended December 31, 1996. These options will vest over five years at 20% per year.

       The Company applies Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for the Old and New Stock Plans. In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 entitled "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company has elected to continue to account for the cost of these Stock Plans in accordance with APB 25, but has included pro forma information regarding net income and earnings, per share in accordance with SFAS 123 as if the Company had accounted for its employee stock options under the fair value method of that statement.

       The fair value for the options issued in 1996 was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.17%; dividend yield of 0%; volatility of the Company's Common Stock of 33%; and an expected life of options of six years.

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. Had compensation expense for the options been determined consistent with the provisions of SFAS 123 the Company's income and income per common share for the year ended December 31, 1996 would have been approximately $1,906,000 and $.09, respectively. This is based on an estimated fair value of options granted during 1996 of $10.32 per option. The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to options granted prior to 1995.

       Management Stock Incentive Plan Activity is as follows:

                                               NEW STOCK    OLD STOCK
                                                  PLAN         PLAN
                                                NUMBER OF    NUMBER OF
                                                 SHARES        SHARES
                                                ---------    ---------
 Options Outstanding December 2, 1994                  --           --
     Granted                                           --      222,174
     Exercised                                         --           --
     Forfeited                                         --           --
                                                ---------    ---------
 Options Outstanding December 31, 1994                 --      222,174
     Granted                                           --           --
     Exercised                                         --           --
     Forfeited                                         --           --
                                                ---------    ---------
 Options Outstanding December 31, 1995                 --      222,174
     Granted                                      346,665       38,877
     Exercised                                         --           --
     Forfeited                                         --       (1,324)
                                                ---------    ---------
 Options Outstanding December 31, 1996            346,665      259,727
                                                =========    =========

       Of the options outstanding, none were exercisable as of December 31, 1995 and approximately 104,000 of the options under the Old Stock Plan were exercisable at December 31, 1996. None of the options under the New Stock Plan were exercisable at December 31, 1996. The weighted average remaining contractual life of all options outstanding was 9.39 years at December 31, 1996.

13.    DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The Company has the following types of financial instruments:

       o      Cash and cash equivalents

       o      Accounts receivable

       o      Accounts payable

       o      Interest rate swaps

       o      Debt

       Due to the short maturity of these instruments, their carrying values approximate their fair values, except for debt and interest rate swaps. Management believes that the carrying value of debt approximates its fair value as of December 31, 1996 and 1995 since they bear interest at variable rates. The fair value of the interest rate swaps is disclosed in Note 8.

14.    ACQUISITIONS:

       On February 26, 1996, Prime completed the purchase of all of the outstanding stock of Vibroplant U.S., Inc. for $66.5 million, which included repayment of the outstanding bank debt of Vibroplant U.S. After the closing, Vibroplant U.S. merged into Primeco. Vibroplant U.S. (which operated as American Hi-Lift) operated 17 rental locations in California, Texas, Florida, Louisiana, Ohio, Alabama, South Carolina and Georgia. American Hi-Lift specialized in renting and selling aerial lift equipment to industrial and commercial customers. In conjunction with this transaction, certain existing Prime stockholders purchased approximately 134,000 shares of Class A Common Stock, for net proceeds of $9.4 million ($.6 million was paid to Investcorp). Prime then used these funds, as well as borrowings under its Senior Credit Facility to fund the transaction.

       On July 29, 1996, Prime completed the purchase of substantially all of the assets of Alpine Equipment Rentals & Supply Company, Inc. ("Alpine") for approximately $11.4 million including convenants not to compete. Alpine operated six rental yards oriented toward industrial equipment in the state of Washington. The Company used borrowings under its revolving credit agreement to fund the transaction.

       On December 23, 1996, Prime completed the purchase of certain assets of Skyreach Equipment, Inc. ("Skyreach") for $7.9 million including covenants not to compete. Skyreach operated one rental yard in the state of Washington and one in the state of Oregon.

       The following condensed pro forma statement of operations presents the results of operations for the years ended December 31, 1995 and 1996 as though the acquisitions of American Hi-Lift, Alpine and Skyreach had been completed on January 1, 1995 and assumes that there were no other changes in the operations of Prime. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transactions included in the condensed pro forma statements actually taken place on January 1, 1995, or of future results of operations (in thousands, except for earnings per share).

                                              Pro Forma for the Year Ended
                                                      December 31,
                                                      (unaudited)
                                              ----------------------------
                                                1995               1996
                                              ---------          ---------
Revenues                                      $ 310,877          $ 345,286
(Loss) income before extraordinary item       $  (3,840)         $   7,604
(Loss) income before extraordinary item
  per share                                   $   (0.21)         $    0.35

The aggregate purchase price for the American Hi-Lift, Alpine and Skyreach acquisitions were allocated as follows (in millions):

       Cash......................................    $ 1.1
       Accounts receivable and inventories ......     13.4
       Rental equipment .........................     60.4
       Other assets .............................      7.3
       Covenants not to compete .................      0.5
       Cost in excess of fair value .............     18.3
       Other liabilities ........................     (6.8)
       Deferred income tax liability ............     (8.4)
                                                     -----
                                                      85.8
                                                     =====

15.    RECENT ACCOUNTING PRONOUNCEMENT:

       In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 at the beginning of 1996. The impact of adopting this statement did not have a material effect on the financial statements.

16.    INITIAL PUBLIC OFFERING:

       The Company filed an initial public offering for the issuance of shares of Common Stock. This offering was completed during the fourth quarter of 1996 with 7,250,000 shares of Common Stock being sold at a price of $23.50 per share. The Company received proceeds from the offering of approximately $157.6 million net of costs incurred directly related to the offering. Upon completion of the initial public offering, the Company (i) terminated its management agreement with Investcorp, and (ii) used a portion of the net proceeds to retire a portion of its current debt. As a result of the above, the Company wrote-off the unamortized prepaid management fee of $1.4 million and deferred financing costs of $1.2 million, and incurred redemption penalty expense of $4.6 million associated with the redemption of the Senior Subordianted Notes and Subordinated Notes, (see Note 8 above). With the completion of the offering, Investcorp S.A. ("Investcorp") may be deemed to beneficially own approximately 26.7% of the outstanding stock of the Company.

17.    SUBSEQUENT EVENT (unaudited):

       On March 17, 1997, the Company purchased substantially all of the assets of Shipmates, Ltd. (which operated as Rental Depot) for approximately $13.3 million. Rental Depot operated eight rental yards in Virginia oriented toward the construction industry. The Company used funds under its revolving credit agreement to fund the transaction.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

       None.

                                   PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

       Certain information required by this Item is incorporated by reference to Prime's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report (the "Proxy Statement").

ITEM 11  EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference to the Proxy Statement.

                                    PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (A)    Financial Statements and Schedules:

              (1) Financial Statements: The financial statements listed in the Index under Item 8 are included in this report.

              (2) Schedules: No schedules are included because such information is immaterial, not required or can be derived from the Financial Statements included in Item 8 of the Form 10-K.

              (3)    Exhibits:

 EXHIBIT                   DESCRIPTION
 NUMBER                    -----------
--------
  3.1     Amended and Restated Bylaws of the Company (Incorporated by reference
          Exhibit 3.4 to the Company's Registration Statement on Form S-1,
          Registration No. 333-11517, originally filed with the SEC on
          September 6, 1996 (the "IPO S-1")).

  3.2     Form of Amended and Restated Certificate of Incorporation
          (Incorporated by reference to Exhibit 3.6 to the IPO S-1).

  4.1     Form of Common Stock Certificate (Incorporated by reference to Exhibit
          4.1 to the IPO S-1).

  4.2     Form of Indenture between Primeco and Texas Commerce Bank National
          Association, as trustee (Incorporated by reference to Exhibit 4 of Primeco's Registration Statement on Form S-1, Registration Statement
          No. 33-87404, originally filed with the SEC on December 15, 1994 (the
          "Primeco Registration Statement")).

 EXHIBIT                   DESCRIPTION
 NUMBER                    -----------
--------
  4.3     Indenture between Prime Holding, Inc. and AIBC Services N.V., as trustee, dated as of November 29, 1994 (Incorporated by reference to
          Exhibit 4.4 to the IPO S-1).

  4.4 Registration Rights Agreement, dated as of October 25, 1996, among the Company and the Company's stockholders party thereto (Incorporated by reference to Exhibit 4.5 to the IPO S-1).

  4.5     First Supplemental Indenture, dated as of March 5, 1997, between the
          Company and Texas Commerce Bank National Association, as trustee
          (incorporated by reference to Exhibit 4.1 of the Company's Current
          Report on Form 8-K filed with the SEC on March 6, 1997).

 10.1     Agreement for Management Advisory, Strategic Planning and Consulting
          Services, dated as of December 1, 1994, between Investcorp
          International Inc. and Prime Acquisition Corp. (Incorporated by reference to Exhibit 10(c) of the Primeco Registration Statement.)

 10.2     Agreement for Management Advisory, Strategic Planning and Consulting
          Services dated as of February 26, 1996 between Investcorp
          International Inc. and Primeco. (Incorporated by reference to Exhibit
          10.2 of Primeco's Annual Report on Form 10-K for the year ended
          December 31, 1995.)

 10.3 Prime Service, Inc. Management Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of Primeco's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Primeco 10-K").

 10.4     Credit Agreement dated as of December 1, 1994, among Prime
          Acquisition Corp., the lenders party thereto, Chemical bank as Administrative Agent, and The CIT Group/Business Credit, Inc., as collateral agent (Incorporated by reference to Exhibit 10(d) of the Primeco Registration Statement).

 10.5 Amendment No. 1 to Credit Agreement, dated as of November 1, 1995, among Primeco, the lenders party thereto, Chemical Bank as Administrative Agent, and The CIT Group/Business Credit, Inc. as collateral agent (Incorporated by reference to Exhibit 10.5 of the Primeco 10-K).

 10.6 Amendment No. 2 to Credit Agreement, dated as of January 10, 1996, among Primeco Inc., the lenders party thereto, Chemical Bank as Administrative Agent, and The CIT Group/Business Credit, Inc. as collateral agent (Incorporated by reference to Exhibit 10.6 of the Primeco 10-K).

 10.7     Security Agreement dated as of December 1, 1994, between Prime
          Acquisition Corp. and The CIT Group/Business Credit, Inc. as collateral agent (Incorporated by reference to Exhibit 10(e) of the Primeco Registration Statement).

 10.8     Interest Rate and Currency Exchange Agreement, dated as of March 7,
          1990 between Primeco and Salomon Brothers Holding Company, Inc., as modified by the Schedule to the Interest Rate and Currency Exchange
          Agreement dated as of March 7, 1990, as supplemented by the Letter
          Agreement dated March 7, 1990 confirming the swap transaction and as amended by the Letter Agreement dated as of December 1, 1994
          (Incorporated by reference to Exhibit 10(g) of the Primeco
          Registration Statement).

 EXHIBIT                   DESCRIPTION
 NUMBER                    -----------
--------
 10.9     Letter Agreement dated as of December 1, 1994 between Primeco and
          Chemical Bank confirming a swap transaction (Incorporated by reference to Exhibit 10(h) of the Primeco Registration Statement).

 10.10    Employment Agreement, dated December 2, 1994 between Primeco and
          Thomas E. Bennett (Incorporated by reference to Exhibit 10.10 of the
          Primeco 10-K).

 10.11    Employment Agreement, dated April 1, 1996 between Primeco and Brian
          Fontana (Incorporated by reference to Exhibit 10.1 of Primeco's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

 10.12    Employment Agreement, dated December 2, 1994, between Primeco and
          Kevin L. Loughlin (Incorporated by reference to Exhibit 10.11 of the
          Primeco 10-K).

 10.13    Employment Agreement, dated December 2, 1994 between Primeco and
          Peter A. Post (Incorporated by reference to Exhibit 10.12 of the
          Primeco 10-K).

 10.14    Employment Agreement, dated December 2, 1994 between Primeco and
          Gerald E. Lane (Incorporated by reference to Exhibit 10.13 of the
          Primeco 10-K).

 10.15    Indemnity Agreement, dated as of December 2, 1994 between Primeco and
          Charles J. Philippin (Incorporated by reference to Exhibit 10(k) of the Primeco Registration Statement).

 10.16    Indemnity Agreement, dated as of December 2, 1994 between Primeco and
          Christopher J. O'Brien (Incorporated by reference to Exhibit 10(l) of the Primeco Registration Statement).

 10.17    Indemnity Agreement, dated as of December 2, 1994 between Primeco and
          Thomas E. Bennett (Incorporated by reference to Exhibit 10(m) of the
          Primeco Registration Statement).

 10.18    Indemnity Agreement, dated as of April 1, 1996, between Primeco and
          Brian Fontana (Incorporated by reference to Exhibit 10.2 of Primeco's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

 10.19    Indemnity Agreement, dated as of December 2, 1994 between Primeco and
          E. Garrett Bewkes, III (Incorporated by reference to Exhibit 10(I) of the Primeco Registration Statement).

 10.20    Indemnity Agreement, dated as of December 2, 1994 between Primeco and
          Robert V. Glaser (Incorporated by reference to Exhibit 10(j) of the
          Primeco Registration Statement).

 10.21    Indemnity Agreement, dated as of January 30, 1995 between Primeco and
          Kevin L. Loughlin (Incorporated by reference to Exhibit 10(o) of the
          Primeco Registration Statement).

 10.22 Settlement Agreement and Release, dated as of February 26, 1996, by and among Michael Murnin, Randal Shields, Lloyd Glick, Randolph Goss,
          Thomas Darnell, Chris Fix, Carlos Goff, Cathy Albritton, Vibroplant
          U.S. Inc., and Vibroplant plc. (Incorporated by reference to Exhibit
          10.20 of the 1995 10-K).

 EXHIBIT                   DESCRIPTION
 NUMBER                    -----------
--------
 10.23    Stock Purchase Agreement, dated as of January 9, 1996, and as amended and supplemented by the Closing Supplement to Stock Purchase
          Agreement dated as of February 26, 1996, by and among Vibroplant plc,
          Vibroplant Investments, Ltd. and Primeco Inc. (Incorporated by
          reference to Exhibits 2.1 and 2.2 of Primeco's Current Report on Form
          8-K, filed with the SEC on March 12, 1996).

 10.24    Form of Mortgage from Primeco Inc. to the CIT Group/Business Credit,
          Inc. and schedule of substantially identical mortgages pursuant to Rule 12b-31 of the Exchange Act (Incorporated by reference to Exhibit 10.23 of the Primeco 10-K).

 10.25    Stock Purchase Agreement, dated October 2, 1994, as amended by
          Amendment No. 1, dated as of November 28, 1994, between Prime
          Acquisition Corp. and American Perco, Inc. (Incorporated by reference to Exhibits 10(a) and 10(b) of the Primeco Registration Statement).

 10.26 Asset Purchase and Sale Agreement, dated as of May 13, 1996, as amended as of July 29, 1996, among Primeco, Alpine Equipment Rentals
          & Supply Company, Inc., Gary R. Eide, Dale V. Houg, Jerome G.
          Schneider and Edward M. Zawislak (Incorporated by reference to
          Exhibits 2.1 and 2.2 of Primeco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

 10.27    Amendment No. 1 to Employment Agreement, dated as of October 25,
          1996, between Primeco and Thomas E. Bennett (Incorporated by reference to Exhibit 10.29 to the IPO S-1).

 10.28    Amendment No. 1 to Employment Agreement, dated as of October 25,
          1996, between Primeco and Brian Fontana (Incorporated by reference to Exhibit 10.30 to the ISO S-1).

 10.29    Amendment No. 1 to Employment Agreement, dated as of October 25,
          1996, between Primeco and Kevin L. Loughlin (Incorporated by reference to Exhibit 10.31 to the ISO S-1).

 10.30    Amendment No. 1 to Employment Agreement, dated as of October 25,
          1996, between Primeco and Peter A. Post (Incorporated by reference to
          Exhibit 10.32 to the IPO S-1).

 10.31 Employment Agreement, dated as of October 25, 1996, between Primeco and James O. York (Incorporated by reference to Exhibit 10.33 to the IPO S-1).

 10.32    Prime Service, Inc. 1996 Management Stock Incentive
          Plan (Incorporated by reference to Exhibit 10.34 to the IPO S-1).

 10.33    Form of Amended and Restated Credit Agreement, dated as of October 30,
          1996, among Primeco, as borrower, The Chase Manhattan Bank, as
          Administrative Agent, and The CIT Group/Business Credit, Inc., as
          Collateral Agent (Incorporated by reference to Exhibit 10.35 to the IPO S-1).

 EXHIBIT                   DESCRIPTION
 NUMBER                    -----------
--------

 10.34 Termination of Management Agreement, dated as of October 25, 1996, between the Company and Investcorp International, Inc. (Incorporated by reference to Exhibit 10.36 to the IPO S-1).

 10.35    Employment Agreement, dated as of February 3, 1997, between the
          Company and Stanton P. Eigenbrodt.

 10.36 Consent, Supplement and Amendment, dated as of February 24, 1997, among the Company, Primeco, The Chase Manhattan Bank, as
          Administrative Agent, and The CIT Group/Business Credit, Inc., as
          Collateral Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 6,
          1997).

 10.37    Amendment No. 2 to Employment Agreement, dated as of November 1,
          1996, between the Company and Thomas E. Bennett.

 21.1     Subsidiaries of the Company

 23.1     Consent of Coopers & Lybrand L.L.P.

 27.1     Financial Data Schedule

       (B) Reports on Form 8-K:

              No reports on Form 8-K were filed by Prime Service, Inc. during the fourth quarter of 1996.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Act of 1933, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 31, 1997.

                                  Prime Service, Inc.

                                  By:   /S/ THOMAS E. BENNETT
                                     -----------------------------------------

                                  NAME:   THOMAS E. BENNETT
                                       ---------------------------------------

                                  TITLE: CHAIRMAN OF THE BOARD,
                                        --------------------------------------
                                         PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        --------------------------------------


       Pursuant to the requirements of the Securities Act, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                          CAPACITY                              DATE
        ------------------------   Chairman of the Board, President and Chief      March    , 1997
           Thomas E. Bennett       Executive Officer

        ------------------------   Executive Vice President and Chief Financial    March    , 1997
             Brian Fontana         Officer

                                   Controller, Assistant Treasurer and Assistant   March    , 1997
        ------------------------   Secretary
            John D. Latimer

        ------------------------   Director                                        March    , 1997
             Jon P. Hedley

        ------------------------   Director                                        March    , 1997
            Robert M. Howe

        ------------------------   Director                                        March    , 1997
        Christopher J. O'Brien

        ------------------------   Director                                        March    , 1997
         Charles J. Philippin

        ------------------------   Director                                        March    , 1997
        Christopher J. Stadler

                                 Exhibit Index





EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1     Amended and Restated Bylaws of the Company (Incorporated by reference
         Exhibit 3.4 to the Company's Registration Statement on Form S-1, Registration No. 333-11517, originally filed with the SEC on September 6, 1996 (the "IPO S-1")).

 3.2 Form of Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.6 to the IPO S-1).

 4.1     Form of Common Stock Certificate (Incorporated by reference to
         Exhibit 4.1 to the IPO S-1).

 4.2 Form of Indenture between Primeco and Texas Commerce Bank National Association, as trustee (Incorporated by reference to Exhibit 4 of Primcco's Registration Statement on Form S-1, Registration Statement No. 333-87404, originally filed with the SEC on December 15, 1994 (the "Primeco Registration Statement")).

 4.3 Indenture between Prime Holding, Inc. and AIBC Services N.V., as trustee, dated as of November 29, 1994 (Incorporated by reference to Exhibit 4.4 to the IPO S-1).

 4.4 Registration Rights Agreement, dated as of October 25, 1996, among the Company and the Company's stockholders party thereto (Incorporated by reference to Exhibit 4.5 to the IPO S-1).

 4.5 First Supplemental Indenture, dated as of March 5, 1997, between the Company and Texas Commerce Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed with the SEC on March 6, 1997).

10.1 Agreement for Management Advisory, Strategic Planning and Consulting Services, dated as of December 1, 1994, between Investcorp International Inc. and Prime Acquisition Corp. (Incorporated by reference to Exhibit 10(c) of the Primeco Registration Statement).

10.2 Agreement for Management Advisory, Strategic Planning and Consulting Services dated as of February 26, 1996 between Investcorp International Inc. and Primeco (Incorporated by reference to Exhibit
         10.2 of Primeco's Annual Report on Form 10-K for the year ended December 31, 1995).

10.3 Prime Service, Inc. Management Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 of Primeco's Annual Report on Form 10-K for the year ended December 31, 1995 (the "Primeco 10-K").

10.4 Credit Agreement dated as of December 1, 1994, among Prime Acquisition Corp., the lenders party thereto, Chemical Bank as Administrative Agent, and The CIT Group/Business Credit, Inc., as collateral agent (Incorporated by reference to Exhibit 10(d) of the Primeco Registration Statement).

10.5 Amendment No. 1 to Credit Agreement, dated as of November 1, 1995, among Primeco, the lenders party thereto, Chemical Bank as Administrative Agent, and The CIT Group/Business Credit, Inc. as collateral agent (Incorporated by reference to Exhibit 10.5 of the Primeco 10-K).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.6 Amendment No. 2 to Credit Agreement, dated as of January 10, 1996, among Primeco Inc., the lenders party thereto. Chemical Bank as Administrative Agent, and The CIT Group/Business Credit, Inc. as collateral agent (Incorporated by reference to Exhibit 10.6 of the Primeco 10-K).

10.7 Security Agreement dated as of December 1, 1994, between Prime Acquisition Corp. and The CIT Group/Business Credit, Inc. as collateral agent (Incorporated by reference to Exhibit 10(e) of the Primeco Registration Statement).

10.8 Interest Rate and Currency Exchange Agreement, dated as of March 7, 1990 between Primeco and Salomon Brothers Holding Company, Inc., as modified by the Schedule to the Interest Rate and Currency Exchange Agreement dated as of March 7, 1990, as supplemented by the Letter Agreement dated March 7, 1990 confirming the swap transaction and as amended by the Letter Agreement dated as of December 1, 1994 (Incorporated by reference to Exhibit 10(g) of the Primeco Registration Statement).

10.9 Letter Agreement dated as of December 1, 1994 between Primeco and Chemical Bank confirming a swap transaction (Incorporated by reference to Exhibit 1O(h) of the Primeco Registration Statement).

10.10 Employment Agreement, dated December 2, 1994 between Primeco and Thomas E. Bennett (Incorporated by reference to Exhibit 10.10 of the Primeco 10-K).

10.11 Employment Agreement, dated April 1, 1996 between Primeco and Brian Fontana (Incorporated by reference to Exhibit 10.1 of Primeco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.12 Employment Agreement, dated December 2, 1994, between Primeco and Kevin L. Loughlin (Incorporated by reference to Exhibit 10.11 of the Primeco 10-K).

10.13    Employment Agreement, dated December 2, 1994 between Primeco and Peter
         A. Post (Incorporated by reference to Exhibit 10.12 of the Primeco
         10-K).

10.14 Employment Agreement, dated December 2, 1994 between Primeco and Gerald E. Lane (Incorporated by reference to Exhibit 10.13 of the Primeco 10-K).

10.15 Indemnity Agreement, dated as of December 2, 1994 between Primeco and Charles J. Philippin (Incorporated by reference to Exhibit 10(k) of the Primeco Registration Statement).

10.16 Indemnity Agreement, dated as of December 2, 1994 between Primeco and Christopher J. O'Brien (Incorporated by reference to Exhibit 10(l) of the Primeco Registration Statement).

10.17 Indemnity Agreement, dated as of December 2, 1994 between Primeco and Thomas E. Bennett (Incorporated by reference to Exhibit 10(m) of the Primeco Registration Statement).

10.18 Indemnity Agreement, dated as of April 1, 1996, between Primeco and Brian Fontana (Incorporated by reference to Exhibit 10.2 of Primeco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.19    Indemnity Agreement, dated as of December 2, 1994 between Primeco and
         E. Garrett Bewkes, III (Incorporated by reference to Exhibit 10(I) of the Primeco Registration Statement).

10.20 Indemnity Agreement, dated as of December 2, 1994 between Primeco and Robert V. Glaser (Incorporated by reference to Exhibit 10(j) of the Primeco Registration Statement).

10.21 Indemnity Agreement, dated as of January 30, 1995 between Primeco and Kevin L. Loughlin (Incorporated by reference to Exhibit 10(o) of the Primeco Registration Statement).

10.22 Settlement Agreement and Release, dated as of February 26, 1996, by and among Michael Murnin, Randal Shields, Llovd Glick, Randolph Goss, Thomas Darnell, Chris Fix, Carlos Goff, Cathy Albritton, Vibroplant U.S. Inc., and Vibroplant plc (incorporated by reference to Exhibit
         10.20 of the 1995 10-K).

10.23 Stock Purchase Agreement, dated as of January 9, 1996, and as amended and supplemented by the Closing Supplement to Stock Purchase Agreement dated as of February 26, 1996, by and among Vibroplant p1c, Vibroplant Investments, Ltd. and Primeco Inc. (Incorporated by reference to Exhibits 2.1 and 2.2 of Primeco's Current Report on Form 8-K, filed with the SEC on March 12, 1996).

10.24 Form of Mortgage from Primeco Inc. to the CIT Group/Business Credit, Inc. and schedule of substantially identical mortgages pursuant to Rule l2b-31 of the Exchange Act (Incorporated by reference to Exhibit 10.23 of the Primeco 10-K).

10.25 Stock Purchase Agreement, dated October 2, 1994, as amended by Amendment No. 1, dated as of November 28, 1994, between Prime Acquisition Corp. and American Perco, Inc. (Incorporated by reference to Exhibits 10(a) and 10(b) of the Primeco Registration Statement).

10.26 Asset Purchase and Sale Agreement, dated as of May 13, 1996, as amended as of July 29, 1996, among Primeco, Alpine Equipment Rentals & Supply Company, Inc., Gary R. Eide, Dale V. Houg, Jerome G. Schneider and Edward M. Zawislak (Incorporated by reference to Exhibits 2.1 and
         2.2 of Primeco's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.27 Amendment No. 1 to Employment Agreement, dated as of October 25, 1996, between Primeco and Thomas E. Bennett (Incorporated by reference to Exhibit 10.29 to the IPO S-1).

10.28 Amendment No. 1 to Employment Agreement, dated as of October 25, 1996, between Primeco and Brian Fontana (Incorporated by reference to Exhibit 10.30 to the ISO S-1).

10.29 Amendment No. 1 to Employment Agreement, dated as of October 25, 1996, between Primeco and Kevin L. Loughlin (Incorporated by reference to Exhibit 10.31 to the ISO S-1).

10.30 Amendment No. 1 to Employment Agreement, dated as of October 25, 1996, between Primeco and Peter A. Post (Incorporated by reference to Exhibit 10.32 to the IPO S-1).

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.31 Employment Agreement, dated as of October 25, 1996, between Primeco and James O. York (Incorporated by reference to Exhibit 10-33 to the IPO S-1).

10.32 Prime Service, Inc, 1996 Management Stock Incentive Plan (Incorporated by reference to Exhibit 10.34 to the IPO S-1).

10.33 Form of Amended and Restated Credit Agreement, dated as of October 30, 1996, among Primeco, as borrower, The Chase Manhattan Bank, as Administrative Agent, and The CIT Group/Business Credit, Inc., as Collateral Agent (Incorporated by reference to Exhibit 10.35 to the IPO S-1).

10.34 Termination of Management Agreement, dated as of October 25, 1996, between the Company and Investcorp International, Inc. (Incorporated by reference to Exhibit 10.36 to the IPO S-1).

10.35 Employment Agreement, dated as of February 3, 1997, between the Company and Stanton P. Eigenbrodt.

10.36 Consent, Supplement and Amendment, dated as of February 24, 1997, among the Company, Primeco, The Chase Manhattan Bank, as Administrative Agent, and The CIT Group/Business Credit, Inc., as Collateral Agent (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 6,
         1997).

10.37 Amendment No. 2 to Employment Agreement, dated as of November 1, 1996, between the Company and Thomas E. Bennett.

21.1     Subsidiaries of the Company

23.1     Consent of Coopers & Lybrand L.L.P.

27.1     Financial Data Schedule