Form 10-Q
period 1997-03-31
PRIME SERVICE INC
filed 1997-05-15
CIK 1022259

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)
  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

                                       OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-15557

                               PRIME SERVICE, INC.
         DELAWARE                                        76-0452435
(State of other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                         16225 Park Ten Place, Suite 200
                              HOUSTON, TEXAS 77084
                    (Address of principal executive offices)

                                 (713) 578-5600
              (Registrant's telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X]   NO [ ]

As of May 15, 1997, 27,991,714 shares of Common Stock of Prime Service, Inc. are outstanding.

                               PRIME SERVICE, INC.
Part I. Financial Information                                             Page
                                                                          ----
    Item 1. Condensed Financial Statements:

            Condensed Balance Sheet
            March 31, 1997 and December 31, 1996 ........................   3

            Condensed Statement of Operations
            For the three months ended March 31, 1997 and 1996 ..........   4

            Condensed Statement of Cash Flows
            For the three months ended March 31, 1997 and 1996 ..........   5

            Notes to Condensed Financial Statements .....................   6

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................  10


Part II. Other Information

    Item 1. Legal Proceedings ...........................................  15

    Item 2. Changes in Securities .......................................  15

    Item 3. Defaults Upon Senior Securities .............................  15

    Item 4. Submission of Matters to a Vote of Security Holders .........  15

    Item 5. Other Information ...........................................  15

    Item 6. Exhibits and Reports ........................................  15

Signatures ..............................................................  16

Exhibit Index ...........................................................  17

                               PRIME SERVICE, INC.

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)

                                                       March 31,
                                                         1997      December 31,
                                                     (Unaudited)       1996
                                                     ------------  ------------
    ASSETS

Cash and cash equivalents .........................  $      1,267  $     10,161
Accounts receivable, net ..........................        50,127        48,225
Inventories .......................................        28,066        23,192
Rental equipment, net .............................       302,517       268,992
Property, plant and equipment, net ................        37,547        33,857
Cost in excess of fair value of net
    assets acquired, net ..........................       130,884       130,116
Other assets ......................................        14,595        14,040
                                                     ------------  ------------
    Total assets ..................................  $    565,003  $    528,583
                                                     ============  ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable ..................................  $     20,469  $     17,146
Accrued expenses ..................................        24,982        24,810
Debt ..............................................       238,200       214,700
Deferred income taxes .............................        34,094        34,181
Other liabilities .................................         9,882         7,718
Common stockholders' equity:
    Common stock, $.01 par value, 100,000 shares
    authorized and 27,992 shares outstanding ......           280           280
Additional paid-in capital ........................       236,745       236,745
Accumulated surplus / (deficit) ...................           351        (6,997)
                                                     ------------  ------------
    Common stockholders' equity ...................       237,376       230,028
                                                     ------------  ------------
    Total liabilities and stockholders' equity ....  $    565,003  $    528,583
                                                     ============  ============

                  The accompanying notes are an integral part
                     of the condensed financial statements.

                               PRIME SERVICE, INC.
                         Condensed Financial Statements
                                   (Continued)

                        CONDENSED STATEMENT OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                   For The
                                                              Three Months Ended
                                                                   March 31,
                                                             -------------------
                                                              1997         1996
                                                             -------     -------
Revenues:
    Rental revenue .....................................     $49,643     $40,461
    New equipment sales ................................      11,278      10,497
    Rental equipment sales .............................       8,194       6,905
    Parts and merchandise sales ........................      10,217       9,126
    Service and other income ...........................       5,292       3,941
                                                             -------     -------
                                                              84,624      70,930
                                                             -------     -------
Cost of sales:
    Depreciation - rental equipment ....................       9,129       7,904
    Cost of new equipment sales ........................       9,401       8,803
    Cost of rental equipment sales, net of
       accumulated depreciation ........................       5,085       6,604
    Cost of parts and merchandise sales ................       7,293       6,718
    Direct operating expenses ..........................      22,888      17,541
                                                             -------     -------
                                                              53,796      47,570
                                                             -------     -------
    Gross profit .......................................      30,828      23,360
                                                             -------     -------
Selling, general, administrative and other expenses ....      12,015      10,821
Depreciation and amortization:
    Noncompete agreements ..............................          56           0
    Cost in excess of fair value of assets, acquired ...         850         774
    Property, plant and equipment ......................         857         687
                                                             -------     -------
Operating income .......................................      17,050      11,078

Interest expense, net of interest income ...............       6,093       8,471
                                                             -------     -------
    Income before income taxes .........................      10,957       2,607
Income tax expense .....................................       3,609       1,371
                                                             -------     -------
    Net income .........................................     $ 7,348     $ 1,236
                                                             =======     =======
Net income per common share ............................     $  0.26     $  0.06
                                                             =======     =======
Weighted average common shares outstanding .............      28,207      19,231
                                                             =======     =======

                  The accompanying notes are an integral part
                     of the condensed financial statements.

                               PRIME SERVICE, INC.
                         Condensed Financial Statements
                                   (Continued)

                        CONDENSED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                For The
                                                           Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             1997        1996
                                                           --------    --------
OPERATING ACTIVITIES:
Net income .............................................   $  7,348    $  1,236
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization ..................     10,892       9,365
        Deferred income tax provision ..................        (87)        391
        Net gain on sale of rental equipment and
          property, plant and equipment ................     (2,864)       (158)
    Effect of changes in operating assets
      and liabilities, net of effects
        from Acquisitions:
        Increase in accounts receivable ................     (1,546)     (2,511)
        Increase in inventories ........................     (4,613)     (3,661)
        Decrease in other assets .......................        819         702
        Increase in accounts payable, accrued
          expense and other liabilities ................      5,659       4,177
                                                           --------    --------
        Net cash provided by operating activities ......     15,608       9,541
                                                           --------    --------
INVESTING ACTIVITIES:
    Additions to rental equipment ......................    (39,731)    (29,482)
    Additions to property, plant and equipment .........     (3,378)     (1,071)
    Payments of acquisition costs ......................        (89)          0
    Acquisitions, net of cash acquired .................    (12,972)    (66,503)
    Proceeds from sales of rental equipment ............      8,166       6,881
    Proceeds from disposal of property, plant
      and equipment ....................................         73          29
                                                           --------    --------
        Net cash used in investing activities ..........    (47,931)    (90,146)
                                                           --------    --------
FINANCING ACTIVITIES:
    Net proceeds from revolving line of credit .........     23,500      71,500
    Proceeds from issuance of Common Stock .............       --         9,400
    Payment of financing costs .........................        (71)       --
                                                           --------    --------
        Net cash provided by financing activities ......     23,429      80,900
                                                           --------    --------
        Net (decrease) increase in cash and cash
          equivalents ..................................     (8,894)        295
        Cash and cash equivalents at beginning of period     10,161         178
                                                           --------    --------
        Cash and cash equivalents at end of period .....   $  1,267    $    473
                                                           ========    ========

                  The accompanying notes are an integral part
                     of the condensed financial statements.

                               PRIME SERVICE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying financial statements of Prime Service, Inc. ("Prime" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. During interim periods, Prime follows the accounting policies set forth in its Annual Report on Form 10-K (The "Form 10-K") filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report to Stockholders when reviewing interim financial results. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of Prime's financial condition, operating results and cash flows for the interim periods presented have been included. Operating results and cash flows for the quarter are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.  The Company

    The condensed financial statements of Prime Service, Inc., formerly Prime Holding, Inc., include the accounts of Prime for the 1997 period and include the accounts of Prime and its subsidiary for the prior period. Intercompany accounts and transactions for the 1996 period are eliminated in consolidation. On December 2, 1994, Prime acquired Primeco Inc. from a subsidiary of Artemis S.A. (the "1994 Acquisition") through Prime's subsidiary Prime Acquisition Corp. ("PAC"). Immediately following the completion of the Acquisition, PAC merged into Primeco Inc. ("Primeco"), as a result of which Primeco became a wholly-owned subsidiary of Prime.

    Until March 5, 1997, the Company operated through its wholly-owned subsidiary, Primeco. On March 5, 1997, Primeco merged with and into the Company, with the Company as the surviving corporation.

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

                               PRIME SERVICE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

    On July 29, 1996, Prime completed the purchase of substantially all of the assets of Alpine Equipment Rentals and Supply Company, Inc. ("Alpine") for approximately $11.4 million including convenants not to compete. Alpine operated six rental yards oriented toward industrial equipment in the state of Washington. The Company used borrowings under its revolving credit agreement to fund the transaction.

    On December 23, 1996, Prime completed the purchase of certain assets of Skyreach Equipment, Inc. ("Skyreach") for $7.9 million including convenants not to compete. Skyreach operated one rental yard in the state of Washington and one in the state of Oregon. The Company used borrowings under its revolving credit agreement to fund the transaction. The American Hi-Lift, Alpine and Skyreach acquisitions are referred to in this Form 10-Q as (the "1996 Acquisitions").

    The following pro forma statement of operations presents the result of operations for the three month period ended March 31, 1996 as though the change in controlling ownership of the 1996 Acquisitions had taken place on January 1, 1996, and assumes that there were no other changes in the operations of Prime. The pro forma results are not necessarily indicative of the financial results that might have occurred had the transaction included in the pro forma statements actually taken place on January 1, 1996, or of future results of operations.

                                                    (IN THOUSANDS)
                                                     PRO FORMA FOR
                                             THREE MONTHS ENDED MARCH 1996
                                             -----------------------------
Revenues .......................................         $75,789
                                                         -------
Net income .....................................           1,478
                                                         -------
Net income per common share ....................         $  0.08
                                                         =======

    On March 17, 1997 Prime purchased substantially all of the assets of Shipmates, Ltd., d/b/a Rental Depot, for approximately $13.3 million. Shipmates, Ltd. operated eight locations in the state of Virginia and served primarily customers in the construction industry. The Company used borrowings under its revolving credit agreement to fund the transaction.

3.  Net Income Per Common and Common Equivalent Share

    Net Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during each period. If dilutive, the effect of stock options, treated as common stock equivalents, is calculated using the treasury stock method.

                               PRIME SERVICE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

4.  Debt

    Debt consists of the following (in thousands):

                                         MARCH 31, 1997      DECEMBER 31, 1996
                                         --------------      -----------------
    Senior term loan ...................    $123,000             $123,000
    Senior revolving credit loan .......      48,500               25,000
    Senior subordinated notes ..........      66,700               66,700
                                            --------             --------
                                            $238,200             $214,700
                                            ========             ========

    The bank credit agreement provides for a $298.5 million senior credit facility including a $123.5 million term loan and a $175 million revolving credit facility. The term loan requires semiannual payments which began June 30, 1995, and extend through December 31, 2002. The outstanding balance under the revolving credit facility and any amounts owed as a result of letters of credit being funded become due November 29, 2001. The senior term loan and the senior revolving credit loan are collateralized by substantially all the assets of the Company. On March 6, 1995 the Company issued $100 million of 12.75% Senior subordinated notes due March 1, 2005. Proceeds generated by the Company's Initial Public Offering "IPO" in November of 1996 were used to retire $33.3 million of the Senior subordinated notes. A redemption penalty of $4.3 million was incurred for the early redemption of these notes.

    Maturities of debt are as follows at March 31, 1997 (in thousands):

            MARCH 31,
            ---------
             1997                        $    1,000
             1998                            11,000
             1999                            21,000
             2000                            25,000
             2001                            78,500
             Thereafter                     101,700
                                         ----------
                                         $  238,200
                                         ==========

5.  Income Taxes

    Prime's effective income tax rate was 32.9% for the three months ended March 31, 1997. Differences between the statutory rate and the effective tax rate primarily are the result of amortization of cost in excess of fair value of acquired assets, recognition of a $1.0 million nontaxable lawsuit settlement which increased earnings, and the partial reduction of a deferred tax asset valuation allowance for alternative minimum tax credit carryforwards. For the three months ended March 31, 1996, the effective tax rate was 52.6%, which differed from the statutory rate primarily due to amortization of cost in excess of fair value of acquired assets.

                               PRIME SERVICE, INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

6.  Subsequent Acquisition

    On April 30, 1997, Prime completed the purchase of certain assets of Star Equipment Corporation ("Star") for $8.7 million including covenants not to compete. Star operated seven rental yards in the state of Virginia. The Company used borrowings under its revolving credit agreement to fund the transaction.


7.  Recent Accounting Pronouncement

    In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share", was issued. This statement, which is required to be adopted in the fourth quarter of fiscal 1997, establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement simplifies the standards for computing EPS under existing accounting principles and makes it more comparable to international accounting standards. This statement requires restatement of all prior-period EPS data presented, however, management believes that the adoption of this standard will not have a significant impact on the financial statements.

                               PRIME SERVICE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

    ACQUISITIONS. On March 17, 1997, the Company purchased substantially all of the assets of Shipmates, Ltd. (which operated as Rental Depot) for approximately $13.3 million including covenants not to compete. Rental Depot operated eight rental yards in Virginia oriented toward the construction industry. The Company used funds under its revolving credit agreement to fund the transaction.

    On April 30, 1997, Prime completed the purchase of certain assets of Star Equipment Corporation ("Star") for $8.7 million including covenants not to compete. Star operated seven rental yards in the state of Virginia. The Company used borrowings under its revolving credit agreement to fund the transaction.

    LEGAL SETTLEMENT. In February 1997 the Company signed a settlement agreement which resulted in a $1.0 million increase in net income during the quarter ended March 31, 1997.

RESULTS OF OPERATIONS

    The following discussion compares the three months ended March 31, 1997 to the three months ended March 31, 1996.

    Total Revenues for the three months ended March 31, 1997 increased 19.3% to $84.6 million, when compared to revenues of $70.9 million for the same period for the prior year. This increase is primarily a result of higher rental revenues, an increase in the sale of new equipment, parts and merchandise, as well as the effect of the acquisitions of American Hi-Lift, Alpine and Skyreach (the "1996 Acquisitions").

    Rental Revenue for the three months ended March 31, 1997 increased 22.7% to $49.6 million, when compared with the corresponding prior period rental revenues of $40.5 million. This increase is the result of an increase in the average amount of equipment available for rental and continued strong utilization of rental equipment, plus the addition of equipment and rental yards associated with the 1996 Acquisitions.

    New Equipment Sales for the three months ended March 31, 1997 increased 7.4% to $11.3 million, when compared with the corresponding prior period sales of $10.5 million. This increase is due primarily to the 1996 Acquisitions.

                               PRIME SERVICE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS - (Continued)

    Rental Equipment Sales for the three months ended March 31, 1997 increased 18.7% to $8.2 million, when compared with the corresponding prior period sales of $6.9 million. This increase was due primarily to a continued strong demand for used rental equipment and Prime's efforts to dispose of older equipment acquired from American Hi-Lift.

    Parts and Merchandise Sales for the three months ended March 31, 1997 increased 12.0% to $10.2 million, when compared with the corresponding prior period sales of $9.1 million. This increase correlates with higher rental revenues and sales of new and used rental equipment.

    Service and Other Income for the three months ended March 31, 1997 increased 34.3% to $5.3 million when compared with the corresponding prior period sales of $3.9 million. This increase relates to the increase in rental revenue.

    Gross Profit for the three months ended March 31, 1997 increased 32.0% to $30.8 million, when compared with the corresponding prior period gross profit of $23.4 million. The increase in gross profit is the result of increased revenues, as previously discussed, with the most significant component being the $9.2 million increase in rental revenue. The three months ended March 31, 1996 included $3.1 million of cost related to the step-up in carrying value of the rental fleet that existed at the date of the 1994 Acquisition. Gross Profit was also impacted by direct operating expenses which increased by $5.3 million, or 30.5%, to $22.9 million from the prior period expense level of $17.5 million. This increase also reflects continued expenses associated with the repairs and maintenance costs associated with the refurbishing and upgrading of the fleet acquired with the 1996 Acquisitions to Prime's standards.

    Selling, General, Administrative and Other Expenses for the three months ended March 31, 1997 increased 11.0% to $12.0 million, when compared with the corresponding prior period expenses of $10.8 million. The increase reflects higher sales commissions due to increased rental and sales revenue and expenses associated with the inclusion of the 1996 Acquisitions into Prime's operations.

    Interest expense (net of interest income) for the three months ended March 31, 1997 decreased 28.1% to $6.1 million, when compared with the corresponding prior period interest expense of $8.5 million. The decrease reflects a lower average outstanding balance under Prime's credit facility. Prime's indebtedness, as of March 31, 1997, totaled $238.2 million, compared to $336.5 million as of March 31, 1996, primarily due to the retirement of debt with proceeds generated by the Company's initial public offering in the fourth quarter of 1996.

                               PRIME SERVICE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS - (Continued)

    Prime's effective income tax rate was 32.9% for the three months ended March 31, 1997. Differences between the statutory rate and the effective tax rate primarily are the result of amortization of cost in excess of fair value of acquired assets, recognition of a $1.0 million nontaxable lawsuit settlement which increased earnings, and the partial reduction of a deferred tax asset valuation allowance for alternative minimum tax credit carryforwards. For the three months ended March 31, 1996, the effective tax rate was 52.6%, which differed from the statutory rate primarily due to amortization of cost in excess of fair value of acquired assets.

    Net Income increased from $1.2 million for the three months ended March 31, 1996 to $7.3 million for the three months ended March 31, 1997. The increase reflects the factors discussed above and also includes the effect of a legal settlement (see Recent Developments) which increased net income by $1.0 million. This amount was reflected in the Statement of Operations as a reduction in direct operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided from operating activities totaled $15.6 million (net of effects from the purchase of Rental Depot) during the period ending March 31, 1997, compared to $9.5 million (net of effects from the purchase of American Hi-Lift) for the period ending March 31, 1996. During the current period, cash flow from operations was higher than net income primarily as a result of adjustments to net income for non-cash expenses, such as depreciation and amortization. Netted against these positive adjustments were increases in accounts receivable and payments associated with increased inventories offset by increases in accounts payable and accrued liabilities.

    Prime's primary capital requirements were for the acquisitions of Rental Depot, as well as the purchase of rental equipment to expand its business and to replace rental equipment sold. The total purchases of rental equipment for the three months ended March 31, 1997 were $39.7 million compared to $29.5 million for the corresponding period for the prior year. Prime continually evaluates the equipment in its rental fleet and periodically sells used equipment based on that evaluation. Proceeds from the sale of used rental equipment totaled $8.2 million for the three month period ended March 31, 1997 compared to $6.9 million for the corresponding prior year period.

    The Company has no long-term minimum purchase commitments for rental equipment. Management has budgeted $115.6 million of gross fleet capital expenditures exclusive of acquisitions in 1997, of which approximately $66.3 million will be used to replace used rental equipment sold, with the remaining amounts being a net increase in investment in rental fleet. These expenditures will be offset by expected proceeds from the sale of used equipment of approximately $43.7 million. The Company will utilize these capital expenditures to expand the fleet at existing rental equipment yards, to satisfy

                               PRIME SERVICE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS - (Continued)

the equipment needs of current and new Integrated Rental Management customers, to provide for the equipment needs of new rental equipment yards, and to maintain and grow the fleet at the rental yards recently acquired in connection with the 1996 and 1997 acquisitions. The Company also expects to spend approximately $7.8 million in 1997 on non-equipment related capital expenditures consisting of buildings, land, furniture and fixtures and environmental capital expenditures. In addition to the budgeted capital expenditures, the Company is currently considering or negotiating several potential acquisitions pursuant to confidentiality agreements, although the Company does not currently have any definitive understandings or agreements with respect to potential acquisitions. The Company expects to spend a significant amount of capital during 1997 on acquisitions, with the exact amount dependent on a number of factors, including finding sufficient, suitable acquisition candidates. Capital expenditures for acquisitions that in the aggregate exceed $60 million would require approval of the Company's lenders under its credit facility.

    The Company's operations are subject to various environmental laws and regulations. In order to comply with these requirements, the Company is engaged in ongoing remediation, capital improvement and periodic compliance activities. In 1996, Prime spent approximately $1.9 million on environmental matters, including costs related to remediation, compliance and capital requirements, and has budgeted approximately $3.8 million in 1997 for such matters. As of March 31, 1997, the Company had a reserve for environmental remediation of $6.4 million and related receivables from state trust fund programs and a seller of equipment yards of $1.9 million.

    Prime's management believes that its cash flows from operating activities, proceeds from the sale of used rental equipment and its borrowing capacity under the revolving credit facility (as of March 31, 1997 Prime had $121.2 million available under its $175 million Revolving Credit Facility) will be sufficient to finance its operations and anticipated capital expenditures through 1997.

    Statements in this "Liquidity and Capital Resources" section which are not historical facts, so-called "forward looking statements," are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward looking statements include statements regarding the sufficiency of the Company's cash to meet expected capital expenditures and interest expense. General economic conditions, Prime's ability to implement and manage its growth strategy, changes in results of operations and the impact of significant competition could all affect Prime's ability to finance its operations, and expected capital expenditures and interest expense requirements. In addition, the Company's primary source of funds for acquisitions will be debt financing, principally under the Company's credit facility. As the Company's indebtedness increases, the level of indebtedness could have important consequences to the holders of the Common Stock, including the following: (i) an increasing portion of the Company's cash flow will be used to pay principal and interest

                               PRIME SERVICE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
AND RESULTS OF OPERATIONS - (Continued)

on the Company's indebtedness, (ii) the ability of the Company to obtain additional financing for working capital and other general purposes may be impaired, and (iii) the Company's level of indebtedness may reduce its flexibility to respond to changing business and economic conditions. Investors are also cautioned that all forward looking statements involve risks and uncertainties, including those detailed in the Company's other filings with the Securities and Exchange Commission.

                               PRIME SERVICE, INC.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         (None)

Item 2.  Changes in Securities

         (None)

Item 3.  Defaults Upon Senior Securities

         (None)

Item 4.  Submission of Matters to a Vote of Security Holders

         (None)

Item 5.  Other Information

         (None)

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits

             27.1   Financial Data Schedule

       (b)   Reports on Form 8-K

             (None)

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PRIME  SERVICE, INC.

MAY 15, 1997                                  /s/ BRIAN FONTANA
                                              Brian Fontana
                                              (Executive Vice
                                              President, Chief
                                              Financial Officer)

                                              /s/ JOHN D. LATIMER
                                              John D. Latimer
                                              (Controller)

                                 EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------
    10.1            Amendment No. 1 to Employment Agreement, dated as of
                    December 31, 1996, between Primeco Inc. and Gerald E. Lane.

    27.1            Financial Data Schedule